Form 10-K
period 1996-03-31
HALLMARK PROPERTIES INC\OK
filed 1997-05-06
CIK 802203

Hallmark Properties, Inc.
3802 East 36th Street
Tulsa, OK  74135
918-836-9928 Office
918-742-1979 Fax


Office of Applications and
   Reports Services
Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

					RE: Tierra Environmental Corp
					       SEC File No.  33-8817-D
					       Annual Report on Form 10-K
Ladies and Gentlemen:

Please find enclosed three (3) conformed copies and one (1) manually signed copy of Form 10-K for the period ended March 31, 1996 for Tierra
Environmental Corp.

Also enclosed is one additional copy of this letter and a self-addressed, stamped envelope for use by the Commission in acknowledging the filing of this Form 10K.

If you have any questions, please contact us.

Sincerely,



James L. Porter
President

Enclosures

SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Fiscal Year Ended March 31, 1996
Commission File Number  33-8819-D

Tierra Environmental Corp
(Exact Name of Registrant as Specified in its Charter)


              Colorado	                            84-1036901
(State or Other Jurisdiction of                (I.R.S. Employer
Incorporation or Organization)                Identification No.)


3802 East 36th Street
Tulsa, Oklahoma                                    74135-4532
(Address of Principal                              (Zip Code)
Executive Offices)


(918) 836-9928
(Registrant's Telephone Number, Including Area Code)


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        X       No_______

As of March 31, 1996, 16,674,970 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock of the Registrant held by nonaffiliates was approximately $0.00.

Documents incorporated by reference:  None

Part I


Item   1.   Business

Commencing in December, 1986, the Registrant sold in a public offering 15,000,000 units at $0.02 per unit, for total proceeds of $300,100 which closed on April 28, 1987. Each Common Stock and one Callable Common Stock Purchase Warrant which allows the holder thereof to purchase one (1) additional share of the Registrant's Common Stock at $0.10 per share. The Warrant is exercisable until December 2, 1988, unless called by the Registrant at an earlier date. The warrants were not called and expired by term.


Government Regulation

The Investment Company Act of 1940 defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading securities. While the Company does not intend to engage in such activities, the Company could become subject to regulation under the Investment Company Act of 1940 in the event the Company obtains or continues to hold a minority interest in a number of enterprises. The Company could be expected to incur significant registation and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company".

The Company intends to structure any merger or acquisition in such a manner as to minimize federal and state tax consequences to the Company and any target company.


Item   2.   Properties

The Registrant's current offices are located at 3802 East 36th Street, Tulsa, OK 74135-4532. These facilities are provided free for the Registrant.


Item   3.  Legal Proceedings

There are no pending legal proceedings, and the Registrant is not aware of any threatened legal proceedings to which the Registrant is a party.


Item   4.  Submission of Matters to a vote of Security Holders

No matters have been submitted to a vote of security holders of the Registrant during the fiscal year covered by this report.

Part II


Item   5.   Market for Registrant's Common Equity and Related Stockholder
Matters

The Company's Common Stocks and Warrants commenced trading in the over-the-counter market in late April, 1987. The following table sets forth for the period indicated the range of the high and low representative bid quotations for the Company's Units which were obtained from market makers. The quotations are between dealers, do not include retail mark-ups, mark-downs or other fees or commissions, and may not necessarily represent actual transactions:

                            									   Bid
Calendar Quarter Ended					      High          	Low

June 30, 1987                    $.04           $.02
September 30, 1987               $.03           $.015
December 31, 1987                $.0125         $.005
March 31, 1988                   $.0125         $.005
June 30, 1988                    $.015          $.005
September 30, 1988               $.01           $.0025
December 31, 1988                $.02           $.0075
March 31, 1989                   $.01           $.005
June 30, 1989                    No bid or ask during this period
September 30, 1989               No bid or ask during this period
December 31, 1989            				No bid or ask during this period
March 31, 1990					              No bid or ask during this period
June 30, 1990						              No bid or ask during this period
September 30, 1990					          No bid or ask during this period
December 31, 1990					           No bid or ask during this period
March 31, 1991					              No bid or ask during this period
June 30, 1991					              	No bid or ask during this period
September 30, 1991					          No bid or ask during this period
December 31, 1991					           No bid or ask during this period
March 31, 1992					              No bid or ask during this period
June 30, 1992						              No bid or ask during this period
September 30, 1992					          No bid or ask during this period
December 31, 1992				           	No bid or ask during this period
March 31, 1993					              No bid or ask during this period

June 30, 1993					              	No bid or ask during this period
September 30, 1993					          No bid or ask during this period
December 31, 1993			           		No bid or ask during this period
March 31, 1994					              No bid or ask during this period
June 30, 1994						              No bid or ask during this period
September 30, 1994			          		No bid or ask during this period
December 31, 1994			           		No bid or ask during this period
March 31, 1995					              No bid or ask during this period
June 30, 1995						              No bid or ask during this period
September 30, 1995					          No bid or ask during this period
December 31, 1995			           		No bid or ask during this period
March 31, 1996					              No bid or ask during this period

As of March 31, 1996, there were approximately 145 record holders of the Registrant's shares and warrants.

No dividends have been declared or paid by the Registrant since inception and none are contemplated at any time in the foreseeable future.


Item   6.   Selected Financial Data

The following table sets forth certain selected financial data as of March 31, 1996, and is qualified in its entirety by the more detailed financial statements and notes thereto included elsewhere herein:

                                    Year Ended
Balance Sheet Data:                March 31, 1996

    Total Assets		               							$0
    Total Liabilities                  	$0
    Stockholders' Equity							         $0

                        									   Year Ended
Statement of Operations Data:					 March 31, 1996

    Net Income                 									$0
    Earnings Per Share					          			$0


Item   7.   Financial Statements

The Financial Statements and notes to the Financial Statements appear attached hereto.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements between the Registrant and its independent accountants on any matter of accounting principles or practices or financial statement disclosure since the Registrant's inception.

Part III

Item   9.   Directors and Executive Officers of the Registrant

The directors and officers of the Registrant are as follows:

	Name	       			Age	    	Position

Louis Porter 				68    		Board Chairman and President

James L. Porter		36      Director

Anita Younger				33	    	Secretary/Treasurer and Director

Louis Porter and James Porter are father and son. The Registrant has no audit, compensation or nominating committees.


Item 10.   Executive Compensation

None of the Registrant's Officers currently receive any compensation from the Registrant. However, prior to May, 1987, the Registrant's President, Miles
D. Wynn, received a salary of $500 per month. Mr. Wynn received this salary commencing on October 1, 1986. Although Directors do not receive compensation for their services as Directors as such, Directors may be reimbursed for expenses incurred in attending Board Meetings.

The Registrant has no retirement, pension, profit sharing, or insurance or medical reimbursement plans covering its Officers and Directors.


Item 11.   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the date of this Prospectus, information with respect to each person (including any "group" as that term is used in Section 13(d)(3) of the Securities and Exchange Act of 1934, as amended), and as adjusted for the sale of the Shares offered hereby, the stock ownership of each person known by the Registrant to be the beneficial owner of five percent or more of the Registrant's Common Stock and shares of Common Stock beneficially owned by all Directors and Officers as a group. Each person has sole voting and investment power with respect to the shares shown.

                          Amount and
Name and Address          Nature of Bene-         Percent
of Beneficial Owner       ficial Ownership        of Class

MLP, Inc.			               1,633,333 			            30.3

R.J. Donati	         			   1,860,000                34.4

All Officers and                  -0-               -0-
Directors as a Group



Item 12.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   The following Financial Statements are filed as part of this report:

                                                      										Page

	Balance Sheets - March 31, 1996 . . . . . . . . . .  . . . . .  10

	Statement of Profit and Loss and Accumulated
	   Deficit for year ended March 31, 1996 . . . .  . . . . . . . 11


	Statement of Stockholders' Equity for the
	   period from inception (August 11, 1986) to
	   March 31, 1996. . . . . . . . . . .  . . . . . . . . . . . 12-13

	Notes to the Financial Statements
	   March 31, 1996 . . . . . . . . . . . . . . . . . . . . . . 14-15

(a)(2) The following Financial Statement Schedules are filed as part of this report:

Schedules have been omitted since they are not required, not applicable, or the required information is included in the Financial Statements or notes thereto.

Tierra Environmental Corp.

For year ended March 31, 1996

TIERRA ENVIRONMENTAL CORP.

FORM 10-K

YEAR ENDED MARCH 31, 1996


CONTENTS

                                                          Page

BALANCE SHEETS		                              						       10

STATEMENT OF PROFIT AND LOSS AND ACCUMULATED DEFICIT       11

STATEMENT OF STOCKHOLDERS' EQUITY                				     12-13

NOTES TO FINANCIAL STATEMENTS 			                  		     14-15

Tierra Environmental Corp.
BALANCE SHEET
March 31, 1996


                                    									March 31, 1996
                                  									-----------------

ASSETS

CURRENT ASSETS
	Cash and Cash Equivalents	                  		        			0.00
	Accts Receivables							                                 0.00
	Short Term Notes Receivable			        	                		0.00
       									                              -----------------
TOTAL CURRENT ASSETS        							                       0.00

OTHER ASSETS
	Inventory	                                        							0.00
	Real Estate			        					                              0.00
							                                     		-----------------
TOTAL OTHER ASSETS						        	                         0.00
									                                     -----------------
TOTAL ASSETS	        							                              0.00
   									                                  =================


LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
	Accounts Payable                          							        0.00
	Notes Payable								                                    0.00
							                                     		-----------------
TOTAL CURRENT LIABILITIES		        				                   0.00

STOCKHOLDER'S EQUITY
	Common Stock, no par value, 400,000,000 shares
	  authorized; 16,674,970 shares issued and
	  outstanding at March 31, 1996			                 271,944.00
Deficit Accumulated during the development stage			(271,944.00)
Real Estate                                      									0.00
                                    									------------------
TOTAL STOCKHOLDER'S EQUITY					                           0.00

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY             			0.00
                                      							==================


The accompanying notes are an integral part of the financial statement.

Tierra Environmental Corp.
STATEMENT OF PROFIT AND LOSS
March 31, 1996


                                 									March 31, 1996
								                                	-----------------
INCOME FROM OPERATIONS						                        0.00
COST OF SALES							                               (0.00)
EXCESS INVENTORY							                             0.00
                               									-----------------
GROSS PROFIT								                                0.00

EXPENSES
	Organizational Cost, SEC (State               					0.00
	   and Federal)
	Dues, Fees, Postage, Printing,			               			0.00
	   telephone
	Legal, Professional and Consulting	            				0.00
	Merger Expenses					                               0.00
	Travel and Entertainment                     						0.00
	Rent Expense								                               0.00
	Salaries								                                   0.00
	Taxes									                                     0.00
	Bank Charges								                               0.00
	Miscellaneous Expenses					                       	0.00
                              									------------------
TOTAL EXPENSES							                               0.00

OTHER INCOME
	Stock Sale			                                 					0.00
	Interest Income							                             0.00
                              									------------------
NET INCOME (LOSS)							                            0.00

Accumulated Deficit
	Balance, beginning of period           					 271,944.00

Balance, end of period	                 					 271,944.00


Per Share Earnings - Reporting		         			        0.0000
	Period

Weighted average number of shares       	  16,674,970

The accompanying notes are an integral part of the financial statement.

Tierra Environmental Corp.
STATEMENT OF STOCKHOLDERS' EQUITY
For period from inception (August 11, 1986) to March 31, 1996

	                           Com. Stock  Accumulated  Stock sub  Total Stock-
		                     # Shares/Amount	 Deficit      scriptions holder's equity

Balance, August 11, 1986
                              0     $0          $0           $0            $0

Issuance of stock for
   cash, August 12, 1986
   ($0.0001 per share)
                    	33,500,000  3,000           0            0         3,000

Issuance of stock for
   cash, August 27, 1986
   ($0.005 per share)
                   	  2,200,000 11,000           0            0        11,000

Issuance of stock for
   cash, August 27, 1986
   ($0.005 per share)
              	         200,000  1,000           0            0         1,000

Stock subscriptions
   received
                	                                        19,601        19,601

Loss for period ended
   March 31, 1987                           (3,861)                    (3,861)
-----------------------------------------------------------------------------
Balance March 31, 1987
                    35,900,000  15,000      (3,861)      19,601        30,740

Issuance of stock for
   cash, April, 1987 ($0.02
   per share
                    15,000,000 256,944                  (19,601)      237,373

Loss through the year ended
   March 31, 1990
                          	                (17,072)	      		         (285,155)
-----------------------------------------------------------------------------
Balance, March 31, 1990
                    50,900,000 271,944    (285,155)           0       (13,211)

Issuance of stock for
   VP merger and returned
   to the Treasury
                    30,000,000

Loss for the year ended
March 31, 1991
                                             (400)                       (400)
-----------------------------------------------------------------------------
Balance, March 31, 1991
                    80,900,000 271,944   (285,155)            0       (13,611)


Profit for year ended
   March 31, 1992
                                          113,356                     113,356
-----------------------------------------------------------------------------
Balance, March 31, 1992
                    80,900,000 271,944   (172,199)            0        99,745

Reverse Stock Split
   15:1, November
   10, 1992
                   (75,506,667)

Loss for year ended
   March 31, 1993                        (99,745)                     (99,745)
-----------------------------------------------------------------------------
Balance, March 31, 1993
                    16,674,970 271,944  (271,944)            0              0

Profit for year ended
   March 31, 1994                              0                            0
-----------------------------------------------------------------------------
Balance, March 31, 1994
                    16,674,970 271,944  (271,944)            0              0

Profit for year ended
   March 31, 1995                              0                            0
-----------------------------------------------------------------------------
Balance, March 31, 1995
                    16,674,970 271,944  (271,944)            0              0

Profit for year ended
   March 31, 1996
                                               0                            0
-----------------------------------------------------------------------------
Balance, March 31, 1996
                    16,674,970 271,944  (271,944)            0              0
=============================================================================

The accompanying notes are an integral part of the financial statements.


Tierra Environmental Corp.
NOTES TO FINANCIAL STATEMENTS
For year ended March 31, 1996


1. 	Summary of significant accounting policies

	Accounting methods
		The Company records income and expenses on the accrual method.

	Fiscal year
		The Company has selected March 31 as its fiscal year end.

	Deferred offering cost
		Cost associated with any public offering were charged to the proceeds of
		the offering.

	Organizational expense
		The company is amortizing organizational cost over 5 years.

	Loss per share
		All stock outstanding prior to the public offering had been issued at
  prices	substantially less than that which was paid for the stock in the
  public	offering (Note 3).  Accordingly, for the purpose of the loss
  per share	calculation, shares outstanding at the end of the period were considered to be outstanding during the entire period.

2. 	Income taxes
	Since its inception, the Company has incurred a net operating loss.  Though
 the	Company showed a net profit for year ended March 31, 1992, no tax
 liability has 	been assessed due to the accumulated net loss from prior
 periods.  Accordingly,	no provision has been made for income taxes.

3.	Public offering
	The Company sold to the public 15,000,000 units at a public purchase price
 of	$0.02 per unit.  Each unit consists of one share of the Company's no
 par value	common stock and common stock purchase warrant.  The warrants
 entitle the	holder to purchase one share of common stock in the Company at a purchase price of $0.10 per share and are exercisable for a two-year
 period commencing 	January 6, 1987.  Upon notice to the warrant holders,
 the Company may redeem 	the warrants at a price of $0.0001 per warrant.
 At March 31, 1987, subscriptions for 980,050 units had been received.  At
 April 28, 1987, the Company had received subscriptions for the remaining
 14,091,950 units and the stock was	issued.

4.	Stock issued for services
	The value of the stock issued for services to the Secretary of the Company
 was 	fixed by the Board of Directors based on the Boards estimate of the
 value of the 	services rendered.

5.	Review from independent Accountant
	I have reviewed the attached financial information and the accompanying notes and have determined, based on the information provided by the
 Registrant, the	information provided herein, though unaudited, is a true
 and accurate	representation of the financial condition of the Registrant.



	Date:   September 26, 1996		           _________________________
                        						           M. McKenzie, Accountant





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            							Tierra Environmental Corp.


Date: _________________			         By: ____________________
                                							James L. Porter, President