Form 10-Q
period 1996-06-30
HALLMARK PROPERTIES INC\OK
filed 1997-05-06
CIK 802203

Hallmark Properties, Inc.
3802 East 36th Street
Tulsa, OK  74135
918-836-9928 Office
918-742-1979 Fax


Office of Applications and
   Reports Services
Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

					RE: Tierra Environmental Corp
					       SEC File No.  33-8817-D

Ladies and Gentlemen:

	Please find enclosed one (1) copy of Form 10-Q for the period ended June 30,
 1996 for Tierra Environmental Corp.

	If you have any questions, please contact us.

Sincerely,



James L. Porter
President

Enclosures

SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarter Ended June 30, 1996
Commission File Number  33-8817-D

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


Not Applicable
Former Name, Former Address and Former Fiscal
Year, if Changes Since Last Report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        X       No_______

The number of shares outstanding of Registrant's common stock, no par value per share at June 30, 1996 was 16,674,970 shares.

TIERRA ENVIRONMENTAL CORP.

June 30, 1996

(Unaudited)

CONTENTS


                                        								 Page

ACCOUNTANTS' REPORT                         							1

BALANCE SHEETS                             								2

STATEMENTS OF LOSS AND ACCUMULATED DEFICIT	       	3

STATEMENT OF STOCKHOLDERS' EQUITY              				4

STATEMENTS OF CASH FLOWS                     						5

NOTES TO FINANCIAL STATEMENTS       				          6-7

McKenzie & McKenzie
1222 South Joplin
Tulsa, OK  74112
U.S.A.

Phone 918-832-0057
800-962-1684
Fax 918-832-1423






Item 1.  Financial Statements


The Board of Directors
Tierra Environmental Corp.



The accompanying balance sheets of Tierra Environmental Corp., as of June 30, 1996 and the related statements of loss and accumulated deficit, stockholders equity and cash flows for the period from inception (August 11, 1986) to June 30, 1996 were not audited by us and, accordingly, we do not express an opinion on them.



Tulsa, Oklahoma
July 2, 1996


Sincerely,




McKenzie & McKenzie
Professional Corporation

                      Tierra Environmental Corp.
                            BALANCE SHEETS
                   June 30, 1996 and March 31, 1996

	                                         June 30, 1996 	March 31, 1996
	      ASSETS	                            (unaudited)   	(unaudited)

	CURRENT ASSETS
	     Cash and cash equivalents               	$0.00 	        $0.00

	          TOTAL ASSETS	                       $0.00	         $0.00


	          LIABILITIES AND STOCKHOLDERS' EQUITY

	CURRENT LIABILITIES
	     Accounts Payable	                        $0.00 	       $0.00

	          Total Current Liabilities	          $0.00	        $0.00

	STOCKHOLDERS' EQUITY
	     Common stock, no par value, 400,000,000 shares
	          authorized; 16,674,970 shares issued and
	          outstanding at March 31, 1996  271,944.00    	$271,944.00
	     Deficit accumulated during the development stage
                                       	($271,944.00)  	($271,944.00)

	          Total stockholders' equity         	$0.00	          $0.00

	               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                              	$0.00          	$0.00



		The accompanying notes are an integral part of the financial statements.

                    Tierra Environmental Corp.
            STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
          For the period from inception (August 11, 1986)
               to June 30, 1996 and March 31, 1996
                           (unaudited)

                                             			For the three 	For the three
	                            	From Inception to  months ended  	months ended
		                                June 30, 1996	June 30, 1996 	June 30, 1995

	Income from operations	                  $0.00         $0.00 	        $0.00

	Expenses
	     Amortization of organization costs
                                      $1,100.00         $0.00          $0.00
	     Dues, fees and subscriptions	      $12.00         $0.00         	$0.00
	     Legal and professional	        $11,589.00         $0.00         	$0.00
	     Merger expenses (Note 4)	     $230,421.00         $0.00          $0.00
	     Travel and entertainment	       $3,000.00        	$0.00          $0.00
	     Rent expense	                   $6,700.00         $0.00          $0.00
	     Office salaries	               $18,850.00         $0.00          $0.00
	     Payroll taxes	                  $1,426.00         $0.00          $0.00
	     Bank charges	                      $76.00         $0.00	         $0.00
	     Miscellaneous expenses	           $695.00         $0.00          $0.00

	          Total expenses	         ($273,869.00)        $0.00          $0.00

	Other income
	     Interest income                	$1,925.00         $0.00          $0.00

	          NET LOSS               	($271,944.00	        $0.00         	$0.00

	Accumulated deficit
	      Balance, beginning of period	      $0.00   $271,944.00    $271,944.00
	      Balance, end of period     	($271,944.00	  $271,944.00    $271,944.00

	Loss per share                          	  Nil	          Nil	           Nil

	Weighted average number of shares	    16674970	     16674970	      16674970


		The accompanying notes are an integral part of the financial statements.

 	Tierra Environmental Corp.
		(A Development Stage Enterprise)
		STATEMENT OF STOCKHOLDERS' EQUITY
		For the period from inception (August 11, 1986) to June 30, 1996

	                              	         Common Stock			Total
		Number of		Accumulated	Stock	Stockholders'
		Shares	Amount	Deficit	Subsriptions	Equity
	Balance, August 11, 1986	0	$0.00	$0.00	$0.00	$0.00

	Issuance of stock for
	  cash, August 12, 1986
	  ($0.0001 per share)	33500000	$3,000.00	$0.00	$0.00	$0.00

	Issuance of stock for
	  cash, August 27, 1986
	  ($0.005 per share)	2200000	$11,000.00	$0.00	$0.00	$11,000.00

	Issuance of stock for
	  services, August 27, 1986
	  ($0.005 per share)	200000	$1,000.00	$0.00	$0.00	$1,000.00


	Stock subscriptions received	0	$0.00	$0.00	$19,601.00	$19,601.00

	Loss for the year ended
	  March 31, 1987 (audited)	0	$0.00	($3,861.00)	$0.00	($3,861.00)

	Balance, March 31, 1987 (audited)
                        35900000	$15,000.00	($3,861.00)	$19,601.00	$30,740.00

	Issuance of stock for
	  cash, April 1987
	  ($0.02 per share)	15000000	$256,944.00	$0.00	($19,601.00)	$237,343.00

	Loss for the year ended
	  March 31, 1988 (audited)	$0.00	$0.00	($267,694.00)	$0.00	($267,694.00)

	Balance, March 31, 1988	50900000	$271,944.00	($271,555.00)	$19,601.00	$389.00

	Loss for the year ended
	  March 31, 1989 (unaudited)	0	$0.00	($389.00)	$0.00	($389.00)

	Balance, March 31, 1989	50900000	$271,944.00	($271,944.00)	$19,601.00	$0.00

	Loss for the year ended
	  March 31, 1990 (unaudited)	0	$0.00	$0.00	$0.00	$0.00

	Balance, March 31, 1990	50900000	$271,944.00	($271,944.00)	$19,601.00	$0.00

	Loss for the year ended
	  March 31, 1991 (unaudited)	0	$0.00	$0.00	$0.00	$0.00

	Balance, March 31, 1991	50900000	$271,944.00	($271,944.00)	$19,601.00	$0.00

	Loss for the year ended
	  March 31, 1992 (unaudited)	0	$0.00	$0.00	$0.00	$0.00

	Balance, March 31, 1992	50900000	$271,944.00	($271,944.00)	$19,601.00	$0.00

	Reverse stock split 15:1
	  November, 1992	-47506667	$0.00	$0.00	$0.00	$0.00

	Issuance of stock for
	  Treasury	3860000	$0.00	$0.00	$0.00	$0.00
	  Merger expense	9421637	$0.00	$0.00	$0.00	$0.00

	Loss for the year ended
	  March 31, 1993 (unaudited)	0	$0.00	$0.00	$0.00	$0.00

	Balance, March 31, 1993	16674970	$271,944.00	($271,944.00)	$19,601.00	$0.00

	Loss for the year ended
	  March 31, 1994 (unaudited)	0	$0.00	$0.00	$0.00	$0.00

	Balance, March 31, 1994	16674970	$271,944.00	($271,944.00)	$19,601.00	$0.00

	Loss for the year ended
	  March 31, 1995 (unaudited)	0	$0.00	$0.00	$0.00	$0.00

	Balance, March 31, 1995	16674970	$271,944.00	($271,944.00)	$19,601.00	$0.00

	Loss for the year ended
	  March 31, 1996 (unaudited)	0	$0.00	$0.00	$0.00	$0.00

	Balance, March 31, 1996	16674970	$271,944.00	($271,944.00)	$19,601.00	$0.00

	Loss for the period ended
	  June 30, 1996 (unaudited)	0	$0.00	$0.00	$0.00	$0.00

	Balance, June 30, 1996	16674970	$271,944.00	($271,944.00)	$19,601.00	$0.00




		The accompanying notes are an integral part of the financial statements.

                           Tierra Environmental Corp.
                            STATEMENTS OF CASH FLOWS
                For the period from inception (August 11, 1986)
                     to June 30, 1996 and March 31, 1996
	                                (unaudited)


	                                          		  For the three 	For the three
                           	From inception to   months ended  	months ended
                              		June 30, 1996	 June 30, 1996 	June 30, 1995

	CASH FLOWS FROM OPERATING ACTIVITIES
	     Net loss                  	($271,944.00)        	$0.00         	$0.00
	     Noncash items included in net loss
	          Amortization	            $1,100.00         	$0.00	         $0.00
	          Changes in:
	               Current Liabilities	$1,732.00	         $0.00         	$0.00
	               Current assets (other than cash)
                                  $225,000.00         	$0.00         	$0.00
	               Organization costs	($3,000.00)	        $0.00	         $0.00

	          Cash provided by operating activities
                                 	($47,112.00)	        $0.00	         $0.00

	CASH FLOWS FROM INVESTING ACTIVITIES
	     Loan to merger company (Note 4)
                                	($225,000.00)        	$0.00	         $0.00

	          Cash provided by investing activities
                                	($225,000.00)        	$0.00	         $0.00

	CASH FLOWS FROM FINANCING ACTIVITIES
	     Issuance of common stock   	$270,944.00         	$0.00         	$0.00
	     Deferred offering costs	          $0.00	         $0.00	         $0.00
	     Stock issued for services included in
	          deferred offering costs	 $1,000.00         	$0.00         	$0.00

	          Cash provided by financing activities
                                 	$271,944.00   	$271,944.00   	$271,944.00

	          Net increase in cash        	$0.00	         $0.00         	$0.00

	Cash, beginning of period	             $0.00         	$0.00         	$0.00

	Cash, end of period                   	$0.00         	$0.00         	$0.00



	The accompanying notes are an integral part of the financial statements.

Tierra Environmental Corp.
NOTES TO FINANCIAL STATEMENTS
June 30, 1996


   1.	Loss on Termination of Merger
	On August 28, 1992, and subsequently amended on September 24, 1992, the Acquisition and Merger of Diversified Management Acquisitions Inc., Dichlor Chemical, Inc., and Tierra Environmental Co., Inc., was signed. Although ample time for TECI and DC to live up to the provisions included in such agreement, it was never completed. Therefore the officers and directors of Tierra Environmental Corp. (formerly: Diversified Management Acquisitons) hereby affirm the the Merger/Acquisition has been recinded.

Prior to completion of the merger/acquisition, the Board of Directors of the company determined that it would be in the best interest of the Company to terminate any further potential of a merger/acquisition with TECI & DC. The Board of Directors considered various alternatives, including possible legal recourse to effect a recovery and determined that pursuit of such legal action would render the Company useless in terms of its viability as a merger/acquisition candidate. Accordingly, the Company reached an agreement wherein the shares of stock previously issued in error, to the "TECI & DC Groups" be issued to the following corporations in full and final payment for all work in connection with the recision of the above mentioned Merger/Acquisition:

From:		Cristal Chase Investment Inc.  		           	2,029,760 Shares
To:	  	Sino-America Int'l, Inc., or their assign(s)	2,029,760 Shares

From:		Morningstar Corp	                         			1,300,120 Shares
		     Nobis, Phillip C.			                         1,300,120 Shares
To:		Capital Holding Company, or their assign(s)   	2,600,240 Shares

From:		Bill Rippetoe, Inc.	                      			1,883,553 Shares
     		Andemar Corporation		                     		   200,000 Shares
To: 		 Bayport, Inc., or their assign(s)	          	2,083,553 Shares

From:		ESC A Joint Venture				                      1,600,000 Shares
     		Cheney, Richard P & Janie B.		                 800,000 Shares
To:		  MLP, Inc., or their assign(s)		             	2,400,000 Shares

From:		Andrews, Brent 	                        			     10,000 Shares
     		Andrews, Randy	                         			     10,000 Shares
     		Beasley, Randy				                              10,000 Shares
     		Cheney, Richard P & Janie B.	           	      400,000 Shares
     		Cheney, Richard P. Jr.                   			   233,373 Shares
     		Creasy, Wayne H.				                            60,000 Shares
     		Echols, Robert A. Jr.				                      432,174 Shares
     		Johnson, Connie I.				                         100,000 Shares
     		Rhino Environmental Services		                  10,000 Shares
     		Walters, George				                            432,174 Shares
     		Wilson, Donnie				                              10,000 Shares
     		Wilson, Rusty 				                              10,000 Shares
To:  		B.D.S., Inc., or their assign(s)		          	1,717,721 Shares

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of 	Operations

	Tierra Environmental Corp. (the "Company") was formed on August 11, 1986 to
	evaluate, structure and complete a merger with, or acquisitions of other entities.

	During the three month periods ended June 30, 1995 and 1996, the Company's activities involved the payment of general and administrative expenses.

	Since the Company is in the development stage there are no meaningful comparisons that can be made for the three months ended June 30, 1995 and 1996.

PART II - OTHER INFORMATION


Item 1.	Legal Proceedings.

	Not applicable.

Item 2.	Changes in Securities.

	Not applicable.

Item 3.	Defaults Upon Senior Securities.

	Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

	Not applicable.

Item 5.	Other Information.

	Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.

	(a) Exhibits.  Not applicable.

	(b) Reports on Form 8-K.  Not applicable.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1933, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

						TIERRA ENVIRONMENTAL CORP.


Date:   July 2, 1996	                	           _________________________
                                         						James Louis Porter, President