Form 10-Q
period 1996-09-30
HALLMARK PROPERTIES INC\OK
filed 1997-05-06
CIK 802203

Hallmark Properties, Inc.
3802 East 36th Street
Tulsa, OK  74135
918-836-9928 Office
918-742-1979 Fax


Office of Applications and
   Reports Services
Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

					RE: Hallmark Properties, Inc.
					       (Formerly: Tierra Environmental Corp.)
					       SEC File No.  33-8817-D

Ladies and Gentlemen:

	Please find enclosed one (1) copy of Form 10-Q for the period ended Sept. 30, 1996 for Hallmark Properties, Inc.

		If you have any questions, please contact us.

Sincerely,



James L. Porter
President

Enclosures

SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Period Ended September 30, 1996
Commission File Number  33-8817-D

Hallmark Properties, Inc.
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


Tierra Environmental Corp.
Former Name, Former Address and Former Fiscal
Year, if Changes Since Last Report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        X       No_______

The number of shares outstanding of Registrant's common stock, no par value per share at September 30, 1996 was 56,674,970 shares.

Hallmark Properties, Inc.

September 30, 1996

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
U.S.A.

Phone 918-832-0057
800-962-1684
Fax 918-832-1423






Item 1.  Financial Statements


The Board of Directors
Hallmark Properties, Inc.



The accompanying balance sheets of Hallmark Properties, Inc., as of September 30, 1996 and the related statements of loss and accumulated deficit, stockholders equity and cash flows for the period from inception (August 11, 1986) to September 30, 1996 were not audited by us and, accordingly, we do not express an opinion on them.



Tulsa, Oklahoma
October 2, 1996


Sincerely,




McKenzie & McKenzie


Hallmark Properties, Inc..
BALANCE SHEETS
September 30, 1996 and March 31, 1996

                                           		Sept. 30, 1996  	March 31, 1996
	      ASSETS	                                   (unaudited)	   (unaudited)

	CURRENT ASSETS
	     Cash and cash equivalents                 	$1,845.00         	$0.00

	          TOTAL ASSETS	                         $1,845.00	         $0.00


	          LIABILITIES AND STOCKHOLDERS' EQUITY

	CURRENT LIABILITIES
	     Accounts Payable	                              $0.00	         $0.00

	          Total Current Liabilities	                $0.00         	$0.00

	STOCKHOLDERS' EQUITY
	     Common stock, no par value, 400,000,000 shares
	          authorized; 56,674,970 shares issued and
	          outstanding at September 30, 1996
                                              	$276,944.00   	$271,944.00
	     Deficit accumulated during the development stage
                                              ($275,099.00)  ($271,944.00)

	          Total stockholders' equity            $1,845.00         	$0.00

	               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                 $1,845.00         	$0.00



	The accompanying notes are an integral part of the financial statements.
			Hallmark Properties, Inc.
			STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
			For the period from inception (August 11, 1986) to Sept. 30, 1996
			(unaudited)

  	              		For the six   	For the three 	For the six	    For the three
	From Inception to	months ended	  months ended  	months ended	   months ended
	Sept. 30, 1996    Sept. 30, 1996	Sept. 30, 1996	Sept. 30, 1995	Sept. 30, 1995

	Income from operations
    $5,000.00	       $5,000.00	      $5,000.00	      $0.00	          $0.00

	Expenses
	     Amortization of organization costs
    $1,100.00	           $0.00           $0.00	      $0.00           $0.00
	     Dues, fees and subscriptions
      $502.00	         $490.00         $490.00       $0.00	          $0.00
	     Legal and professional
   $12,708.00	       $1,119.00	      $1,119.00	      $0.00	          $0.00
	     Merger expenses (Note 4)
	 $230,421.00	           $0.00	          $0.00       $0.00	          $0.00
	     Travel and entertainment
    $3,000.00	           $0.00	          $0.00       $0.00           $0.00
	     Rent expense
    $6,700.00	           $0.00	          $0.00       $0.00	          $0.00
	     Office salaries
   $18,850.00	           $0.00	          $0.00       $0.00	          $0.00
	     Payroll taxes
    $1,426.00	           $0.00	          $0.00	      $0.00	          $0.00
	     Bank charges
       $76.00	           $0.00	          $0.00	      $0.00	          $0.00
	     Miscellaneous expenses
    $2,240.00	       $1,545.00	      $1,545.00	      $0.00           $0.00

	          Total expenses
 ($272,023.00)     	($3,154.00)     ($3,154.00)      $0.00	          $0.00

	Other income
	     Interest income
    $1,925.00	           $0.00	          $0.00	      $0.00	          $0.00

	          NET GAIN/(LOSS)
 ($270,099.00)       $1,845.00	      $1,845.00	      $0.00	          $0.00

	Accumulated deficit
	      Balance, beginning of period
        $0.00	     $271,944.00     $271,944.00 	$271,944.00	    $271,944.00
	      Balance, end of period
 ($270,099.00) 	   $270,099.00	    $271,944.00 	$271,944.00	    $271,944.00

	Loss per share
     Nil	               Nil	             Nil	        Nil	             Nil

	Weighted average number of shares
     56674970	       56674970	        56674970	    56674970	       56674970

		The accompanying notes are an integral part of the financial statements.

		Hallmark Properties, Inc.
		(A Development Stage Enterprise)
		STATEMENT OF STOCKHOLDERS' EQUITY
		For the period from inception (August 11, 1986) to September 30, 1996

                		         Common Stock		                 		Total
		                Number of      		Accumulated	Stock	       Stockholders'
		                   Shares	Amount	Deficit	    Subsriptions	Equity
	Balance, August 11, 1986
                      0	     $0.00	    $0.00	       $0.00	       $0.00

	Issuance of stock for
	  cash, August 12, 1986
	  ($0.0001 per share)
                  33500000	 $3,000.00	 $0.00	       $0.00	       $0.00

	Issuance of stock for
	  cash, August 27, 1986
	  ($0.005 per share)	2200000	$11,000.00	$0.00	$0.00	$11,000.00

	Issuance of stock for
	  services, August 27, 1986
	  ($0.005 per share)	200000	$1,000.00	$0.00	$0.00	$1,000.00


	Stock subscriptions received	0	$0.00	$0.00	$19,601.00	$19,601.00

	Loss for the year ended
	  March 31, 1987 (audited)	0	$0.00	($3,861.00)	$0.00	($3,861.00)

	Balance, March 31, 1987 (audited)	35900000	$15,000.00	($3,861.00)	$19,601.00
$30,740.00

	Issuance of stock for
	  cash, April 1987
	  ($0.02 per share)	15000000	$256,944.00	$0.00	($19,601.00)	$237,343.00

	Loss for the year ended
	  March 31, 1988 (audited)	$0.00	$0.00	($267,694.00)	$0.00	($267,694.00)

	Balance, March 31, 1988	50900000	$271,944.00	($271,555.00)	$19,601.00	$389.00

	Loss for the year ended
	  March 31, 1989 (unaudited)	0	$0.00	($389.00)	$0.00	($389.00)

	Balance, March 31, 1989	50900000	$271,944.00	($271,944.00)	$19,601.00	$0.00

	Loss for the year ended
	  March 31, 1990 (unaudited)	0	$0.00	$0.00	$0.00	$0.00

	Balance, March 31, 1990	50900000	$271,944.00	($271,944.00)	$19,601.00	$0.00

	Loss for the year ended
	  March 31, 1991 (unaudited)	0	$0.00	$0.00	$0.00	$0.00

	Balance, March 31, 1991	50900000	$271,944.00	($271,944.00)	$19,601.00	$0.00

	Loss for the year ended
	  March 31, 1992 (unaudited)	0	$0.00	$0.00	$0.00	$0.00

	Balance, March 31, 1992	50900000	$271,944.00	($271,944.00)	$19,601.00	$0.00

	Reverse stock split 15:1
	  November, 1992	-47506667	$0.00	$0.00	$0.00	$0.00

	Issuance of stock for
	  Treasury	3860000	$0.00	$0.00	$0.00	$0.00
	  Merger expense	9421637	$0.00	$0.00	$0.00	$0.00

	Loss for the year ended
	  March 31, 1993 (unaudited)	0	$0.00	$0.00	$0.00	$0.00

	Balance, March 31, 1993	16674970	$271,944.00	($271,944.00)	$19,601.00	$0.00

	Loss for the year ended
	  March 31, 1994 (unaudited)	0	$0.00	$0.00	$0.00	$0.00

	Balance, March 31, 1994	16674970	$271,944.00	($271,944.00)	$19,601.00	$0.00

	Loss for the year ended
	  March 31, 1995 (unaudited)	0	$0.00	$0.00	$0.00	$0.00

	Balance, March 31, 1995	16674970	$271,944.00	($271,944.00)	$19,601.00	$0.00

	Loss for the year ended
	  March 31, 1996 (unaudited)	0	$0.00	$0.00	$0.00	$0.00

	Balance, March 31, 1996	16674970	$271,944.00	($271,944.00)	$19,601.00	$0.00

	Loss for the period ended
	  June 30, 1996 (unaudited)	0	$0.00	$0.00	$0.00	$0.00

	Balance, June 30, 1996	16674970	$271,944.00	($271,944.00)	$19,601.00	$0.00

	Issuance of stock for
	  cash & services, August 1996	40000000	$5,000.00	$0.00	$0.00	$5,000.00

	Loss for the period ended
	September 30, 1996	0	$0.00	($3,154.00)	$0.00	($3,154.00)

	Balance, September 30, 1996	56674970	$276,944.00	($275,098.00)	$19,601.00
$1,846.00

		Hallmark Properties, Inc.
		STATEMENTS OF CASH FLOWS
		For the period from inception (August 11, 1986) to Sept. 30, 1996 and
  Sept. 30, 1995
		(unaudited)


                     For the six	  For the three	   For the six	 For the three
 From inception to	  months ended	  months ended	  months ended	  months ended
    Sept. 30, 1996	Sept. 30, 1996	Sept. 30, 1996	Sept. 30, 1995	Sept. 30, 1995


	($275,098.00)	($3,154.00)	($3,154.00)	$0.00	$0.00

	$1,100.00	$0.00	$0.00	$0.00	$0.00

	$1,732.00	$0.00	$0.00	$0.00	$0.00
	$225,000.00	$0.00	$0.00	$0.00	$0.00
	($3,000.00)	$0.00	$0.00	$0.00	$0.00

	($47,112.00)	$0.00	$0.00	$0.00	$0.00


	($225,000.00)	$0.00	$0.00	$0.00	$0.00

	($225,000.00)	$0.00	$0.00	$0.00	$0.00


	$275,944.00	$5,000.00	$5,000.00	$0.00	$0.00
	$0.00	$0.00	$0.00	$0.00	$0.00

	$1,000.00	$0.00	$0.00	$0.00	$0.00

	$271,944.00	$271,944.00	$271,944.00	$271,944.00	$271,944.00

	$0.00	$1,846.00	$1,846.00	$0.00	$0.00

	$0.00	$0.00	$0.00	$0.00	$0.00

	$1,846.00	$1,846.00	$1,846.00	$0.00	$0.00

Hallmark Properties, Inc.
NOTES TO FINANCIAL STATEMENTS
September 30, 1996




   1.	New Directors & Officers
	The existing Board of Directors filled the unoccupied offices on the Board of
	Directors and the current officers and directors are as follows:

James Louis Porter 		Director, President, Treasurer
William Bougher		Director, Vice President, Secretary
Scott Justice			Director
Louis Porter			Chairman of the Board of Directors, Assistant Secretary


   2.	Name Change
	In August, 1996 the Board of Directors recomended that the Company change
its 	name to Hallmark Properties, Inc., to better coinside with its new
objectives in 	real estate and it was therefore approved unanimously that
the name be and 	hereby is changed to Hallmark Properties, Inc.


   3. 	Stock Issuance
	The Board of Directors voted to issue 40,000,000 shares of its authorized
but 	unissued shares in exchange for the continuing consulting  of senior
management, 	so that the firm could find merger/acquisition candidates and
have sufficient 	monies to operate until such time as a canidate is located.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of 	Operations

	Hallmark Properties, Inc. (the "Company") was formed on August 11, 1986 to evaluate, structure and complete a merger with, or acquisitions of other entities.

	During the six month periods ended September 30, 1995 and 1996, the Company's activities involved the payment of general and administrative expenses.

	Since the Company is in the development stage there are no meaningful comparisons that can be made for the six months ended September 30, 1995 and 1996.

PART II - OTHER INFORMATION


Item 1.	Legal Proceedings.

	Not applicable.

Item 2.	Changes in Securities.

	Not applicable.

Item 3.	Defaults Upon Senior Securities.

	Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

	Not applicable.

Item 5.	Other Information.

	Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.

	(a) Exhibits.  Not applicable.

	(b) Reports on Form 8-K.  See attached form 8-K.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1933, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

					Hallmark Properties, Inc.


Date:   October 2, 1996	           	           _________________________
						James Louis Porter, President