Form 10-Q
period 1996-12-30
HALLMARK PROPERTIES INC\OK
filed 1997-05-06
CIK 802203

Hallmark Properties, Inc.
3802 East 36th Street
Tulsa, OK  74135
918-836-9928 Office
918-742-1979 Fax


Office of Applications and
   Reports Services
Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

					RE: Hallmark Properties, Inc.
					      SEC File No.  33-8817-D

Ladies and Gentlemen:

	Please find enclosed one copy of Form 10-Q for the period ended December 31,
 1996 for Hallmark Properties, Inc.


	If you have any questions, please contact us.

Sincerely,



James L. Porter
President

Enclosures

SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Period Ended December 31, 1996
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

Yes        X       No_______

The number of shares outstanding of Registrant's common stock, no par value per share at December 31, 1996 was 56,674,970 shares.

Hallmark Properties, Inc.

December 31, 1996

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
U.S.A.

Phone 918-832-0057
800-962-1684
Fax 918-832-1423






Item 1.  Financial Statements


The Board of Directors
Hallmark Properties, Inc.



The accompanying balance sheets of Hallmark Properties, Inc., as of December 31, 1996 and the related statements of loss and accumulated deficit, stockholders equity and cash flows for the period from inception (August 11, 1986) to December 31, 1996 were not audited by us and, accordingly, we do not express an opinion on them.



Tulsa, Oklahoma
January 2, 1997


Sincerely,




McKenzie & McKenzie
Professional

Hallmark Properties, Inc.
BALANCE SHEETS
December 31, 1996 and March 31, 1996

                                 		Dec. 31, 1996    	March 31, 1996
	      ASSETS	                      (unaudited)       	(unaudited)

	CURRENT ASSETS
	     Cash and cash equivalents       	$90.00	             $0.00

	          TOTAL ASSETS	               $90.00	             $0.00


	          LIABILITIES AND STOCKHOLDERS' EQUITY

	CURRENT LIABILITIES
	     Accounts Payable	                 $0.00	            $0.00

	          Total Current Liabilities	   $0.00	            $0.00

	STOCKHOLDERS' EQUITY
	     Common stock, no par value, 400,000,000 shares
	          authorized; 56,674,970 shares issued and
	          outstanding at December 31, 1996
                                  $276,944.00	      $271,944.00

     Deficit accumulated during the development stage
                                 ($276,854.00)	    ($271,944.00)

	          Total stockholders' equity 	$90.00	            $0.00

	               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                       $90.00	            $0.00



		The accompanying notes are an integral part of the financial statements.

			Hallmark Properties, Inc.
			STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
			For the period from inception (August 11, 1986) to Dec. 31, 1996 and
   March 31, 1996
			(unaudited)


                           			 For the nine	 For the six  	For the three
	          	From Inception to	 months ended	 months ended 	months ended
		          Dec. 31, 1996	     Dec. 31, 1996	Dec. 31, 1996 Dec. 31, 1996

	Income from operations	$5,125.00	$5,125.00	$5,125.00	$125.00

	Expenses
	     Amortization of organization costs	$1,100.00	$0.00	$0.00	$0.00
	     Dues, fees and subscriptions	$1,218.00	$603.00	$603.00	$113.00
	     Legal and professional	$13,058.00	$1,469.00	$1,469.00	$350.00
	     Merger expenses (Note 4)	$230,421.00	$0.00	$0.00	$0.00
	     Travel and entertainment	$3,000.00	$0.00	$0.00	$0.00
	     Rent expense	$6,700.00	$0.00	$0.00	$0.00
	     Office salaries	$18,850.00	$0.00	$0.00	$0.00
	     Payroll taxes	$1,426.00	$0.00	$0.00	$0.00
	     Bank charges	$189.00	$113.00	$113.00	$113.00
	     Miscellaneous expenses	$3,545.00	$2,850.00	$2,850.00	$1,305.00

	          Total expenses	($274,382.00)	$5,035.00	$5,035.00	($1,881.00)

	Other income
	     Interest income	$1,925.00	$0.00	$0.00	$0.00

	          NET GAIN/(LOSS)	($272,457.00)	$90.00	$90.00	($1,756.00)

	Accumulated deficit
	      Balance, beginning of period
                    $0.00	($272,547.00)	($272,547.00)	($270,701.00)
	      Balance, end of period
                	($272,457.00)	($272,457.00)	($272,457.00)	($272,457.00)

	Loss per share	Nil	Nil	Nil	Nil

	Weighted average number of shares	56674970	56674970	56674970	56674970


	The accompanying notes are an integral part of the financial statements.

		Hallmark Properties, Inc.
		(A Development Stage Enterprise)
		STATEMENT OF STOCKHOLDERS' EQUITY
		For the period from inception (August 11, 1986) to September 30, 1996

              		         Common Stock				Total
		                       Number of		Accumulated	  Stock	   Stockholders'
                       		Shares	Amount	Deficit	Subsriptions	Equity
	Balance, August 11, 1986	0	$0.00	$0.00	$0.00	$0.00

	Issuance of stock for
	  cash, August 12, 1986
	  ($0.0001 per share)	33500000	$3,000.00	$0.00	$0.00	$0.00

	Issuance of stock for
	  cash, August 27, 1986
	  ($0.005 per share)	2200000	$11,000.00	$0.00	$0.00	$11,000.00

	Issuance of stock for
	  services, August 27, 1986
	  ($0.005 per share)	200000	$1,000.00	$0.00	$0.00	$1,000.00


	Stock subscriptions received	0	$0.00	$0.00	$19,601.00	$19,601.00

	Loss for the year ended
	  March 31, 1987 (audited)	0	$0.00	($3,861.00)	$0.00	($3,861.00)

	Balance, March 31, 1987 (audited)
                 35900000	$15,000.00	($3,861.00)	$19,601.00	$30,740.00

	Issuance of stock for
	  cash, April 1987
	  ($0.02 per share)	15000000	$256,944.00	$0.00	($19,601.00)	$237,343.00

	Loss for the year ended
	  March 31, 1988 (audited)	$0.00	$0.00	($267,694.00)	$0.00	($267,694.00)

	Balance, March 31, 1988	50900000	$271,944.00	($271,555.00)	$19,601.00	$389.00

	Loss for the year ended
	  March 31, 1989 (unaudited)	0	$0.00	($389.00)	$0.00	($389.00)

	Balance, March 31, 1989	50900000	$271,944.00	($271,944.00)	$19,601.00	$0.00

	Loss for the year ended
	  March 31, 1990 (unaudited)	0	$0.00	$0.00	$0.00	$0.00

	Balance, March 31, 1990	50900000	$271,944.00	($271,944.00)	$19,601.00	$0.00

	Loss for the year ended
	  March 31, 1991 (unaudited)	0	$0.00	$0.00	$0.00	$0.00

	Balance, March 31, 1991	50900000	$271,944.00	($271,944.00)	$19,601.00	$0.00

	Loss for the year ended
	  March 31, 1992 (unaudited)	0	$0.00	$0.00	$0.00	$0.00

	Balance, March 31, 1992	50900000	$271,944.00	($271,944.00)	$19,601.00	$0.00

	Reverse stock split 15:1
	  November, 1992	-47506667	$0.00	$0.00	$0.00	$0.00

	Issuance of stock for
	  Treasury	3860000	$0.00	$0.00	$0.00	$0.00
	  Merger expense	9421637	$0.00	$0.00	$0.00	$0.00

	Loss for the year ended
	  March 31, 1993 (unaudited)	0	$0.00	$0.00	$0.00	$0.00

	Balance, March 31, 1993	16674970	$271,944.00	($271,944.00)	$19,601.00	$0.00

	Loss for the year ended
	  March 31, 1994 (unaudited)	0	$0.00	$0.00	$0.00	$0.00

	Balance, March 31, 1994	16674970	$271,944.00	($271,944.00)	$19,601.00	$0.00

	Loss for the year ended
	  March 31, 1995 (unaudited)	0	$0.00	$0.00	$0.00	$0.00

	Balance, March 31, 1995	16674970	$271,944.00	($271,944.00)	$19,601.00	$0.00

	Loss for the year ended
	  March 31, 1996 (unaudited)	0	$0.00	$0.00	$0.00	$0.00

	Balance, March 31, 1996	16674970	$271,944.00	($271,944.00)	$19,601.00	$0.00

	Loss for the period ended
	  June 30, 1996 (unaudited)	0	$0.00	$0.00	$0.00	$0.00

	Balance, June 30, 1996	16674970	$271,944.00	($271,944.00)	$19,601.00	$0.00

	Issuance of stock for
	  cash & services, August 1996	40000000	$5,125.00	$0.00	$0.00	$5,125.00

	Loss for the period ended
	September 30, 1996	0	$0.00	($3,154.00)	$0.00	($3,154.00)

	Balance, September 30, 1996
               56674970	$276,944.00	($275,098.00)	$19,601.00	$1,846.00

	Loss for the period ended
	December 31, 1996	0	$0.00	($1,756.00)	$0.00	($1,756.00)

	Balance, December 31, 1996
              56674970	$276,944.00	($276,854.00)	$19,601.00	$90.00



	The accompanying notes are an integral part of the financial statements.

		Hallmark Properties, Inc.
		STATEMENTS OF CASH FLOWS
		For the period from inception (August 11, 1986) to Dec. 31, 1996
		(unaudited)


                           			For the nine	 For the six	  For the three
		          From inception to	months ended	 months ended	 months ended
		          Dec. 31, 1996	    Dec. 31, 1996	Dec. 31, 1996	Dec. 31, 1996

	CASH FLOWS FROM OPERATING ACTIVITIES
	     Net loss	$280,008.00	($4,910.00)	($4,910.00)	($1,756.00)
	     Noncash items included in net loss
	          Amortization	$1,100.00	$0.00	$0.00	$0.00
	          Changes in:
	               Current Liabilities	$1,732.00	$0.00	$0.00	$0.00
	               Current assets (other than cash)	$225,000.00	$0.00	$0.00	$0.00
	               Organization costs	($3,000.00)	$0.00	$0.00	$0.00

	          Cash provided by operating activities	($47,112.00)	$0.00	$0.00	$0.00

	CASH FLOWS FROM INVESTING ACTIVITIES
	     Loan to merger company (Note 4)	($225,000.00)	$0.00	$0.00	$0.00

	          Cash provided by investing activities
                             ($225,000.00)	$0.00	$0.00	$0.00

	CASH FLOWS FROM FINANCING ACTIVITIES
	     Issuance of common stock	$280,944.00	$5,000.00	$5,000.00	$0.00
	     Deferred offering costs	$0.00	$0.00	$0.00	$0.00
	     Stock issued for services included in
	          deferred offering costs	$1,000.00	$0.00	$0.00	$0.00

	          Cash provided by financing activities	$271,944.00	$0.00	$0.00	$0.00

	          Net increase in cash	$90.00	$90.00	$90.00	($1,756.00)

	Cash, beginning of period	$0.00	$0.00	$0.00	$1,846.00

	Cash, end of period	$90.00	$1,846.00	$1,846.00	$90.00

	The accompanying notes are an integral part of the financial statements.

Hallmark Properties, Inc.
NOTES TO FINANCIAL STATEMENTS
December 31, 1996



 Item 2. Management's Discussion and Analysis of Financial Condition and
Results of 	Operations

	Hallmark Properties, Inc. (the "Company") was formed on August 11, 1986 to evaluate, structure and complete a merger with, or acquisitions of other entities.

	During the nine month periods ended December 31, 1995 and 1996, the Company's activities involved the payment of general and administrative expenses.

	Since the Company is in the development stage there are no meaningful comparisons that can be made for the nine months ended December 31, 1995 and 1996.

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


                                         						Hallmark Properties, Inc.


Date:   January 2, 1997	           	           _________________________
                                         						James Louis Porter, President