Form 10-K
period 1997-03-31
HALLMARK PROPERTIES INC\OK
filed 1997-05-06
CIK 802203

Hallmark Properties, Inc.
3802 East 36th Street
Tulsa, OK  74135
918-836-9928 Office
918-742-1979 Fax


Office of Applications and
   Reports Services
Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

					RE: Tierra Environmental Corp
					       SEC File No.  33-8817-D
					       Annual Report on Form 10-K

Ladies and Gentlemen:

Please find enclosed three (3) conformed copies and one (1) manually signed copy of Form 10-K for the period ended March 31, 1997 for Hallmark Properties, Inc.

If you have any questions, please contact us.

Sincerely,



James L. Porter
President

Enclosures

SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Fiscal Year Ended March 31, 1997
Commission File Number  33-8819-D

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

Yes        X       No_______

As of March 31, 1997, 56,674,970 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock of the Registrant held by nonaffiliates was approximately $0.00.

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

                            									   Bid
Calendar Quarter Ended					      High          	Low

June 30, 1987                    $.04           $.02
September 30, 1987               $.03           $.015
December 31, 1987                $.0125         $.005
March 31, 1988                   $.0125         $.005
June 30, 1988                    $.015          $.005
September 30, 1988               $.01           $.0025
December 31, 1988                $.02           $.0075
March 31, 1989                   $.01           $.005
June 30, 1989                    No bid or ask during this period
September 30, 1989               No bid or ask during this period
December 31, 1989            				No bid or ask during this period
March 31, 1990					              No bid or ask during this period
June 30, 1990						              No bid or ask during this period
September 30, 1990					          No bid or ask during this period
December 31, 1990					           No bid or ask during this period
March 31, 1991					              No bid or ask during this period
June 30, 1991					              	No bid or ask during this period
September 30, 1991					          No bid or ask during this period
December 31, 1991					           No bid or ask during this period
March 31, 1992					              No bid or ask during this period
June 30, 1992						              No bid or ask during this period
September 30, 1992					          No bid or ask during this period
December 31, 1992				           	No bid or ask during this period
March 31, 1993					              No bid or ask during this period

June 30, 1993					              	No bid or ask during this period
September 30, 1993					          No bid or ask during this period
December 31, 1993			           		No bid or ask during this period
March 31, 1994					              No bid or ask during this period
June 30, 1994						              No bid or ask during this period
September 30, 1994			          		No bid or ask during this period
December 31, 1994			           		No bid or ask during this period
March 31, 1995					              No bid or ask during this period
June 30, 1995						              No bid or ask during this period
September 30, 1995					          No bid or ask during this period
December 31, 1995			           		No bid or ask during this period
March 31, 1996					              No bid or ask during this period
June 30, 1996                    No bid or ask during this period
September 30, 1996               No bid or ask during this period
December 31, 1996                No bid or ask during this period
March 31, 1997                   No bid or ask during this period

As of March 31, 1997, there were approximately 150 record holders of the Registrant's shares and warrants.

No dividends have been declared or paid by the Registrant since inception and none are contemplated at any time in the foreseeable future.


Item   6.   Selected Financial Data

The following table sets forth certain selected financial data as of March 31, 1996, and is qualified in its entirety by the more detailed financial statements and notes thereto included elsewhere herein:

                                      (000's)
                                    Year Ended
Balance Sheet Data:                March 31, 1997

    Total Assets		               							$0
    Total Liabilities                  	$0
    Stockholders' Equity							         $0

                        									   Year Ended
Statement of Operations Data:					 March 31, 1997

    Net Income                 									$0
    Earnings Per Share					          			$0


Item   7.   Financial Statements

The Financial Statements and notes to the Financial Statements appear attached hereto.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements between the Registrant and its independent accountants on any matter of accounting principles or practices or financial statement disclosure since the Registrant's inception.

Part III

Item   9.   Directors and Executive Officers of the Registrant

The directors and officers of the Registrant are as follows:

	Name	       			Age	    	Position

Louis Porter 				69    		Board Chairman, VP, and Secretary

James L. Porter		37      Director, President, and Treasurer


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

                          Amount and
Name and Address          Nature of Bene-         Percent
of Beneficial Owner       ficial Ownership        of Class

James Louis Porter        20,000,000 			            35.3

Louis Porter         			  20,000,000                35.3

All Officers and                  -0-               -0-
Directors as a Group

Item 12.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   The following Financial Statements are filed as part of this report:

                                                      										Page

	Balance Sheets - March 31, 1997 . . . . . . . . . .  . . . . .  10

	Statement of Profit and Loss and Accumulated
	   Deficit for year ended March 31, 1997 . . . .  . . . . . . . 11


	Statement of Stockholders' Equity for the
	   period from inception (August 11, 1986) to
	   March 31, 1997. . . . . . . . . . .  . . . . . . . . . . . 12-13

	Notes to the Financial Statements
	   March 31, 1997 . . . . . . . . . . . . . . . . . . . . . . 14-15

(a)(2) The following Financial Statement Schedules are filed as part of this report:

Schedules have been omitted since they are not required, not applicable, or the required information is included in the Financial Statements or notes thereto.

Hallmark Properties, Inc.

For year ended March 31, 1997

Hallmark Properties, Inc.

FORM 10-K

YEAR ENDED MARCH 31, 1997


CONTENTS

                                                          Page

BALANCE SHEETS		                              						       10

STATEMENT OF PROFIT AND LOSS AND ACCUMULATED DEFICIT       11

STATEMENT OF STOCKHOLDERS' EQUITY                				     12-13

NOTES TO FINANCIAL STATEMENTS 			                  		     14-15

Hallmark Properties, Inc.
BALANCE SHEET
March 31, 1997


                                    									March 31, 1997
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

STOCKHOLDER'S EQUITY
	Common Stock, no par value, 400,000,000 shares
	  authorized; 56,674,970 shares issued and
	  outstanding at March 31, 1997                    271,944.00
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

Hallmark Properties, Inc.
STATEMENT OF PROFIT AND LOSS
March 31, 1997

                                               (000's)
                                 									March 31, 1997
								                                	-----------------
INCOME FROM OPERATIONS						                        7
COST OF SALES							                               (0)
EXCESS INVENTORY							                             0
                               									-----------------
GROSS PROFIT								                                7

EXPENSES
	Organizational Cost, SEC (State               					1
	   and Federal)
	Dues, Fees, Postage, Printing,			               			1
	   telephone
	Legal, Professional and Consulting	            				2
	Merger Expenses					                               0
	Travel and Entertainment                     						0
	Rent Expense								                               0
	Salaries								                                   0
	Taxes									                                     0
	Bank Charges								                               0
	Miscellaneous Expenses					                       	3
                              									------------------
TOTAL EXPENSES							                               7

OTHER INCOME
	Stock Sale			                                 					0
	Interest Income							                             0
                              									------------------
NET INCOME (LOSS)							                            0

Accumulated Deficit
	Balance, beginning of period           					 271,944

Balance, end of period	                 					 271,944


Per Share Earnings - Reporting		         			        0.0000
	Period

Weighted average number of shares       	  56,674,970

The accompanying notes are an integral part of the financial statement.

Hallmark Properties, Inc.
STATEMENT OF STOCKHOLDERS' EQUITY
For period from inception (August 11, 1986) to March 31, 1997

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

Issuance of stock for
 services, August 1996
                    40,000,000

Profit for year ended
   March 31, 1997                              0

=============================================================================
Balance, March 31, 1997
                    56,674,970 271,944  (271,944)            0              0

The accompanying notes are an integral part of the financial statements.


Hallmark Properties, Inc.
NOTES TO FINANCIAL STATEMENTS
For year ended March 31, 1997


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



	Date:   April 2, 1997                  _________________________
                        						           M. McKenzie, Accountant





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            							Hallmark Properties, Inc.


Date: _________________			         By: ____________________
                                							James L. Porter, President