Form 10-K/A
period 1996-03-31
HALLMARK PROPERTIES INC\OK
filed 1997-06-03
CIK 802203

J. KAREAN HENDERSON, CPA
4019 S. HARVARD, STE 105
Tulsa, OK  74135
Phone 918-749-6665
Fax 918-749-6665



May 30, 1997

To: The Board of Directors
       Hallmark Properties, Inc.
       3802 East 36th Street
       Tulsa, Oklahoma  74135

Gentlemen,

	We have audited the Balance Sheet of Tierra Environmental Corp (1996) and Hallmark Properties, Inc. (1997) as of March 31, 1996 and 1997 and the related Statements of Profit and Loss and Accumulated Deficit, Statements of Stockholders' Equity and Notes to Financial Statements for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion of these financial statements based on our audit.

	We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on the test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tierra Environmental
Corp. (1996) and Hallmark Properties, Inc. (1997) as of March 31, 1996 and
1997 and the results of its operations and its stockholders' equity for the years then ended in conformity with generally accepted accounting practices.




J. Karean Henderson, CPA