Form 10KSB40/A
period 1997-03-31
HALLMARK PROPERTIES INC\OK
filed 1997-09-17
CIK 802203

FORM 10-KSB40/A

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]  AMEND. NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 1997

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 33-8819-D

HALLMARK PROPERTIES, INC.
(Name of small business issuer in its charter)

               Colorado					   84-1036901
(State or other jurisdiction of				(I.R.S. Employer
incorporation or organization)			Identification No.)

3802 East 36th Street
Tulsa, Oklahoma                                  74135-4532
(Address of principle executive offices)         (Zip Code)

Issuer's telephone number: (918) 832-0057

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the issuer (1) filed all reports required by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least
the past 90 days.  Yes  [X]     No  [  ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year: $7,000.00
Aggregate market value of voting stock held by non-affiliates as of May 15, 1997: $-0-. There is currently no trading market for the Registrant's securities.

Number of shares of Common Stock, no par value, outstanding as of March 31, 1997: 56,674,970.

Documents incorporated by reference: None.

HALLMARK PROPERTIES, INC.

FORM 10-KSB

PART I

Item 1.		Description of Business

	(a)	Business Development.

	Hallmark Properties, Inc., ("Hallmark" or the "Company") was organized under the laws of the State of Colorado on August 11, 1986, for the purpose of evaluating and seeking merger candidates.  Commencing in December, 1986, under the name of Diversified Management Acquisitions, Inc., the Registrant
sold in a public offering 15,000,000 units at $0.02 per unit, for total proceeds of $300,100 which closed on April 28, 1987.  Each unit contained one share of Common Stock and one Callable Common Stock Purchase Warrant.  All
Warrants expired, without exercise, on December 2, 1988.

	(b)	Business of Issuer.

	Since inception in 1986, management of Hallmark has been actively seeking business opportunities. Several potential candidates were identified between 1986 and the end of fiscal 1997, however, no combination with any of these companies was ever completed. The Company has no agreement in principle or any formal contract to acquire or enter into any business opportunity as of the date of this 10-KSB Report.

	The Company has engaged in limited activities but has been hampered in its efforts due to its lack of capital. It is likely that the Company will need a substantial amount of additional capitalization before it will be able to participate in any merger activities. There is no assurance that the Company will obtain any additional capitalization.

	The Company competes with numerous companies and firms which are larger, better established, have greater financial and other resources, more employees, and more extensive facilities than the Company. The Company is at a competitive disadvantage to these other entities.

	The Investment Company Act of 1940 defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading securities. While the Company does not intend to engage in such activities, the Company could become subject to regulation under the Investment Company Act of 1940 in the event the Company obtains or continues to hold a minority interest in a number of enterprises. The Company could be expected to incur significant registration and compliance cost if required to register under the Investment Company Act of 1940.

	The Company intends to structure any merger or acquisition in such a manner as to minimize federal and state tax consequences to the Company and any target company.

Item 2.	Description of Property

	The Registrant's current offices are located at 3802 East 36th Street, Tulsa, Oklahoma 74135-4532. These facilities are provided free for the Registrant. See Item 12.

Item 3.	Legal Proceedings

	The Company is not a party to any legal proceedings and no such proceedings are known to be contemplated.

Item 4.	Submission of Matters to a Vote of Security Holders.

	None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

(a) 	Market Information.

	The Company's Common Stock is not eligible for listing on the NASDAQ system, and trading, if any, has been strictly limited to the over-the-counter market.  The Common Stock has been quoted from time to time in the "Pink
Sheets" maintained by the National Quotation Bureau, Inc., however, the
Common Stock has not been so listed for the last three fiscal years.

(b)	Holders.

	(b)(1) The approximate number of record holders of the Company's Common Stock, no par value, as of March 31, 1997 was 225. This figure does not reflect an indeterminable number of shareholders whose shares are held in "street name."

(c)	Dividends.

	The Company has not paid a dividend with respect to its Common Stock and cannot be expected to pay a dividend on its Common Stock in the foreseeable future.

	The Company's ability to pay dividends is restricted by provisions of the Colorado Business Corporation Act which provides that a Colorado corporation may only pay dividends if, after giving effect to the dividend, the corporation would be able to pay its debts as they become due in the usual course of business, or the corporation's total assets would be less than its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the dividend, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividends.

Item 6.	Management's Discussion and Analysis or Plan of Operation

Results of Operations

Years Ended March 31, 1996 and 1997.

	The Company raised $300,100 in April 1987 in consideration for the issuance of 15,000,000 shares of the Company's Common Stock in a public offering.  The
Company was essentially inactive from 1990 until the 1996 fiscal year.  As a result, during the last two fiscal years the Company achieved only $7,000.00 as operating revenues, expense of $7,000.00 and recognized a net gain of $-0-
for the fiscal year ended March 31, 1996 as compared with a net gain of $-0-
for the fiscal year ended March 31, 1997.  The smaller net income during the
1996 fiscal year was due to the Company's being dormant during that time as compared to new financing being obtained and operations resuming in the 1997 fiscal year.

Liquidity and Capital Resources

The Company had been without adequate funds to conduct any actual business from 1990 through the date of this Report. The Company settled a substantial portion of its outstanding debt ($24,386.81) with proceeds of sale of restricted shares of Common Stock in fiscal 1997. See Item 12. The Company presently has no cash or other liquid assets.

Plan of Operation

	In August 1996, the Company sold 40,000,000 shares of restricted Common Stock to two individuals, for $24,386.81 cash, which the Company used to pay debts the Company had incurred. In connection with the change in control of the Company resulting from the issuance of such 40,000,000 shares of its Common Stock, the Company subsequently changed its name to Hallmark
Properties, Inc. No brokers were involved in this transaction and no commission or discounts were paid. The Company relied on the 4(2) exemption from registration to sell these restricted securities.

	The Company will continue reviewing opportunities to merger with or acquire other companies.  The Company may need a substantial amount of capital from third parties to close any merger or acquisition transaction, however there can be no assurance that the Company will be able to raise such needed funds.

Item 7.	Financial Statements

	The following financial statements are filed as a part of this Form 10-KSB immediately following the signature page:


	Report of Independent Certified Public
	  Accountants . . . . . . . . . . . . . . . . . . . . . . . .F-1

	Balance Sheet - March 31, 1996 and 1997  . . . . . . . . . . F-2

	Statement of Operations - For the Years
	  Ended March 31, 1996 and 1997 and
	  Cumulative Amounts from Inception of
	  the Development Stage (August 11, 1986)
	  through March 31, 1997  . . . . . . . . . . . . . . . . . .F-3

	Statement of Stockholders' Equity (Deficit) -
	  For the Period from Inception of the Development
	  Stage (August 11, 1986) through March 31, 1997 . . . . . F-4-6

	Statements of Cash Flows - For the Years
	  Ended March 31, 1996 and 1997 and
	  Cumulative Amounts from Inception of
	  the Development Stage (August 11, 1986)
	  through March 31, 1997  . . . . . . . . . . . . . . . . . F-7

	Notes to Financial Statements - For the
	  Years Ended March 31, 1996 and 1997  . . . . . . . . . . F-8-9


Item 8.	Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure.

	There have been no disagreements between the Registrant and its independent accountants on any matter of accounting principles or practices or financial statement disclosure since the Registrant's inception.

Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons;
Compliance With Section 16(a) of the Exchange Act

(a) 	Identification of Directors and Executive Officers.

	The directors of the Company are elected to hold office until the next meeting of shareholders and until their respective successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their successors are elected and qualified.

Name                  				Age		             	Position

James L. Porter         		37		        	Director, President and Treasurer

Louis Porter		           	69	        		Director, Vice President and Secretary

	James L. Porter has approximately 20 years of experience in the formation and administration of private and public companies in a number of different sectors, including the oil and gas industry, real estate development, and import-export to the Pacific Rim nations. Currently, Mr. Porter is president and a director of Capital Holding Company, a private real estate development company, and he is the president and director of Sino-America International, Inc., a private import-export company. Mr. Porter devotes such time as is neccessary to the affairs of the Company. Mr. Porter is completing his Bachelor of Science Degree, International Business, from Bartlesville Wesleyan College, Oklahoma.

	Louis Porter has been active as an executive officer and founder of several public and private companies in Canada and America, in the oil and gas industry, manufacturing (steel, plastic and insulation materials), and real estate development.  Mr. Porter also served as a director of American Bank and Riverside Bank, both located in Tulsa, Oklahoma, during the period from
1976 until 1978.  Mr. Porter received his Bachelor of Science Degree, petroleum and natural gas engineering, from Texas A&M, Texas.  Except for his limited activities with respect to the Company, Mr. Porter has been retired since 1990.

(b) 	Significant Employees.

	The Company has no significant employees at the present time.

(c)	Family Relationships.

	James L. Porter is the son of Louis Porter.

(d)	Involvement in Certain Legal Proceedings.

	During the past five years, no director, executive officer, promoter or control person of the Company has:

	(1)	Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that date;

	(2)	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

	(3)	Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or likewise limiting his involvement in any type of business, securities or banking activities; or

	(4)	Been found by a court of competent jurisdiction (in a civil action), the
Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, where the judgment has not been reversed, suspended, or vacated.

(e) 	Compliance with Section 16(a) of the Exchange Act.

	Not applicable.

Item 10.	Executive Compensation

Cash Compensation.

	During the past three (3) fiscal years, no officer of the Company received any compensation.  Neither James L. Porter, the Company's president and chief executive officer nor Louis Porter, the Company's vice-president have received any stock options, employee benefits, or other form of direct or indirect remuneration from the Company during the 1995, 1996 and 1997 fiscal years.  Messers. Porter are currently devoting such time as is necessary to the affairs of the Company to facilitate the Company.

Compensation Under Plans.

	Stock Options and Bonus Plans.  No stock bonuses were ever granted under any stock bonus plan.

Other Compensation.

	No other compensation was paid or distributed to any officer or director of the Company for services rendered as such, during the last three fiscal years.

Compensation of Directors.

	The Company does not pay its directors for their services in that capacity;
however, officers and directors receive reimbursement for out-of-pocket expenses incurred by them in connection with the business of the Company.
Currently, the Company does not pay any directors fees for attendance at board meetings.

	The Company has no other arrangements pursuant to which any director of the
Company was compensated during the fiscal year ended March 31, 1997 for services as a director.

Termination of Employment and Change of Control.

	The Company has no compensation plan or arrangement with respect to any executive officer which plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment with the Company. The Company has no plan or arrangement with respect to any persons which will result from a change in control of the Company or a change in the individual's responsibilities following a change in control.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

(a)(b)	Security Ownership of Certain Beneficial Owners and Management.

	The following table sets forth information as of March 31, 1997 as to the beneficial ownership of shares of the Company's only outstanding class of securities, its Common Stock, by each person who, to the knowledge of the Company at that date, was a beneficial owner of 5% or more of the outstanding shares of Common Stock, by each person who is an officer and/or director of the Company and by all officers and directors of the Company as a group. The table does not include information regarding shares of Common Stock held in the names of certain depositories/clearing agencies as nominiee for various brokers and individuals. No broker or individual is believed to hold greater than5% of the Company's Common Stock.

                              						Amount and
		           Name and Address		     Nature of
Title of    	of Beneficial			       Beneficial 		        Percent of
Class		      Owner				              Owner			             Class

Common 	     James L. Porter		      20,000,000 (1)		     35.3%
Stock		      3802 E. 36 Street
		           Tulsa, OK  74135

Common 	     Louis Porter			        20,000,000 (1)		     35.3%
Stock		      3802 E. 36 Street
		           Tulsa, OK  74135

Common 	     Officers and directors	40,000,000 (1)		     70.6%
Stock		      as a group (two persons)

(1) 	Ownership is direct.

	(c)	Changes in Control.

	Management is not aware of any arrangements which may result in a change of
	control of the Company.

Item 12.	Certain Relationships and Related Transactions

	(a)(b)(c)	Transactions with Management and Others.

	In fiscal 1997, James L. Porter and Louis Porter invested $24,387 cash in the Company, in payment of the Company issuing 20,000,000 restricted shares
of	Common Stock to James L. Porter and an additional 20,000,000 restricted
shares	of Common Stock to Louis Porter.  The Company used the capital to pay
third	party accounts payable.

	Limited office sharing facilities are provided to the Company, at no cost, by Shield Technology Corporation, an affiliate of James L. Porter and Louis Porter.

	(d)		Transactions with Promoters.

			Not applicable.

Item 13.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits required to be filed are listed below and, except where incorporated by reference, immediately follow the Financial Statements.

Number		Description

3.1			Articles of Incorporation, as amended, incorporated by reference from
the Annual Report on Form 10-KSB for the five fiscal years	ended March 31,
1991.

3.2			Bylaws, incorporated by reference from the Annual Report on Form 10-KSB for the five fiscal years ended March 31, 1991.

3.3			Articles of Amendment to the Articles of Incorporation, incorporated
by reference from the Form 8-K dated Aug 19, 1996	filed August 21, 1996.

10			Agreement to Acquire Control of DMA - Tierra.

	(b)	During the last quarter of the period covered by this report the Company filed no reports on Form 8-K.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE EXCHANGE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE EXCHANGE ACT:

The Registrant has not sent to its security holders any annual report or proxy material during the last fiscal year. If such report or proxy material is furnished to security holders subsequent to the filing of this Form 10-KSB, the Registrant shall furnish copies of such material to the Commission when it is sent to security holders.

SIGNATURES

	In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 15, 1997
						HALLMARK PROPERTIES, INC.



						By _________________________
						      James L. Porter, President


	In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.


Dated: September 15, 1997			By _________________________
                  						       James L. Porter, President,
						                         Principle Executive Officer,
						                         Principle Accounting Officer,
						                         Principle Financial Officer
						                         and Director


Dated: September 15, 1997			By _________________________
                  						       Louis Porter, Director

Tannenbaum & Company, P.C.
Certified Public Accountants


July 29, 1997


The Board of Directors
Hallmark Properties, Inc.
3802 East 36th Street
Tulsa, Oklahoma  74135

We have audited the Balance Sheet of Hallmark Properties, Inc. (formally Tierra Environmental Corporation), (a development stage company) as of March 31, 1996 and 1997, and the related Statement of Operations, Stockholders' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hallmark Properties, Inc. as of March 31, 1996 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





						CERTIFIED PUBLIC ACCOUNTANTS


1873 S. Bellaire      ~     Suite 908     ~      Denver, Colorado  80222
           (303)756-5216								          FAX (303)757-5279

Tannenbaum & Company, P.C.
Certified Public Accountants


Hallmark Properties, Inc.
(A Development Stage Company)
Statement of Operations
(In Thousands, except per share data)
Years Ended March 31, 1996 and 1997
                  				   					                    											  Cummulative
										                                                     amount	from
                                1996            1997           inception
                             -----------    ------------      -------------

INCOME FROM OPERATIONS          		--             		7 	         	    7
COST OF SALES				                 --              --               --
                             ----------	    ------------      -------------
GROSS PROFIT	  		                 --             		7                7
                             ----------     ------------      -------------
EXPENSES
	Organizational costs, SEC (State
	  and Federal)		               		--		            --                1
	Bank Charges			                 	--              --               --
	Dues, fees, postage, printing,
	  telephone			                  	--             		1          		    1
	Legal, professional and consulting	--           		2	           	  10
	Merger Expenses			               --              --	             261
	Miscellaneous Expenses		         --             		3	           	   4
	Rent Expense				                 --              -- 		             6
	Salaries				                     --              --               19
	Taxes					                       --              --	           	  --
	Travel and Entertainment		       --               1                1
                   					      ---------	       ---------       ---------
       Total expenses             --               7		            303
					                         --------	        ---------       ---------
Net income before income tax      --              --             (296)

Income tax                        --              -- 	             --
                              --------	        ---------       ---------
Net income            			         --              --             (296)

Retained Earnings
  (Accumulated Deficit)
    beginning of the year       (296) 	         (296)            (296)
                              --------         ---------       ----------
  (Accumulated deficit),
    end of the year		           (296)           (296)              --
                              --------         ---------        ---------
Per share earnings during
  reporting period		              --              --               --
 				                         --------         ---------        ---------

Weighted average number
  of shares			             16,674,970        42,222,915        56,309,647
See accompanying notes

Tannenbaum & Company, P.C.
Certified Public Accountants


Hallmark Properties, Inc.
(A Development Stage Company)
Balance Sheet
(In Thousands, Except Per Share Data)
March 31, 1996 and 1997


                 						March 31, 1996              March 31, 1997
            					--------------------              --------------------

ASSETS

CURRENT ASSETS
	Cash and Cash Equivalents	      		0		                   	0
	Accts Receivable			               0                   			0
	Inventory					                    0                   			0
	Short Term Notes Receivable			    0                   			0
       				                  	   -----		                -----
TOTAL CURRENT ASSETS			           	0                   			0

OTHER ASSETS
	Real Estate	                  				0		                   	0
	Other                             0                      0
						                           -----		                -----
TOTAL OTHER ASSETS	             			0	                   		0
						                           -----		                -----
TOTAL ASSETS					                  0                   			0
						                           =====		                ======


LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
	Accounts Payable			              24		                    0
	Notes Payable				                 0                   			0
						                           -----		                -----
TOTAL CURRENT LIABILITIES			      24                   			0

STOCKHOLDER'S EQUITY
	Common Stock, no par value, 400,000,000 shares
	  authorized; issued and outstanding
	   16,674,970 and 56,674,970 at March 31, 1996
	    and 1997 respectfully       272                    296

Deficit Accumulated during the development stage
                                (296)                  (296)
							                       ----------		            ----------
TOTAL STOCKHOLDER'S EQUITY	      (24)  		                 0

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY
                                  	0                   			0
							                        =========		            ==========

See accompanying notes

Tannenbaum & Company, P.C.
Certified Public Accountants


Hallmark Properties, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For period from inception (August 11, 1986) to March 31, 1996

   Common Stock 	          Accumulated	   Stock sub-        Total Stock-
   No. of Shares/Amount   	Deficit        scriptions        holder's equity

Balance, August 11, 1986
        0/$0                  $0              $0                  $0

Issuance of stock for
   cash, August 12, 1986
   ($0.0001 per share)
   33,500,000/3                0               0                   3

Issuance of stock for
   cash, August 27, 1986
   ($0.005 per share)
    2,200,000/11               0               0                  11

Issuance of stock for
   cash, August 27, 1986
   ($0.005 per share)
      200,000/1                0               0                   1

Stock subscriptions
   received
                       			                    20                  20

Loss for period ended
   March 31, 1987
                              (4)                                 (4)
---------------------------------------------------------------------------
Balance March 31, 1987
35,900,000/15                 (4)             20                  31

Issuance of stock for
   cash, April, 1987 ($0.02
   per share
15,000,000/257                               (20)                237

Loss through the year ended
   March 31, 1990
       				                  (281)	                             (281)
--------------------------------------------------------------------------
Balance, March 31, 1990
50,900,000/272               (285)             0                 (13)

Issuance of stock for
   VP merger and returned
   to the Treasury
30,000,000

Loss for the year ended
March 31, 1991
                               (1)                                (1)
----------------------------------------------------------------------------
Balance, March 31, 1991
80,900,000/272                (285)             0                (14)

Income for year ended
   March 31, 1992
                               113                               113
----------------------------------------------------------------------------
Balance, March 31, 1992
80,900,000/272                (172)             0                 99

Reverse Stock Split
   15:1, November
   10, 1992
(75,506,667)

Issuance of stock
for Tierra Environ-
mental Corp.
November 10,
1992 ($.00 per
share
11,281,637

Loss for year ended
   March 31, 1993
                              (124)                              (123)
---------------------------------------------------------------------------
Balance, March 31, 1993
16,674,970/272                (296)             0                 (24)

Income for year ended
   March 31, 1994
                                 0                                  0
----------------------------------------------------------------------------
Balance, March 31, 1994
16,674,970/272                (296)             0                 (24)

Income for year ended
   March 31, 1995
                                 0                                  0
-----------------------------------------------------------------------------
Balance, March 31, 1995
16,674,970/272                (296)             0                   0

Income for year ended
   March 31, 1996
                                 0                                  0
----------------------------------------------------------------------------
Balance, March 31, 1996
16,674,970/272                (296)             0                   0

Income for year ended
   March 31, 1997
                                 0                                  0

Issuance of stock for
 cash, August 19,
 1997($.0006) per share
40,000,000/24                                                      24
----------------------------------------------------------------------------
Balance, March 31, 1997
56,674,970/296                (296)            0                    0
============================================================================

See accompanying notes

Tannenbaum & Company, P.C.
Certified Public Accountants

Hallmark Properties, Inc.
(A Development Stage Company)
Statement of Cash Flows
(In Thousands, except per share data)
Years ended March 31, 1996 and 1997

                                              																					Cumulative
                                                         										amount from
                        					1996                    1997          inception
                   			--------------------    --------------------	----------

Cash flows from operating activities

Net Loss                			    0			                   0               (272)

Adjustments to reconcile Net
 Loss to Net Cash used in
 operating activities
 Increase (decrease) in
 accounts payable		           	0		                  (24)               (24)

Net cash used in operations  		0		                  (24)              (296)

Cash used in investing activities	0			                0	                	0

Cash flows from financing activities
 Proceeds from sale of common Stock  0		         	   24	               296

Cash balance at beginning of year	0			                0	     	           0

Cash balance at end of year  		0		                    0	                 0


See accompanying notes

Tannenbaum & Company, P.C.
Certified Public Accountants

Hallmark Properties, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 1996 and 1997


1. 	Summary of significant accounting policies
        Organization
		Hallmark Properties, Inc. ("Hallmark" or the "Company" (formerly Tierra
Environmental Corporation) was organized under the laws of the State of
Colorado on August 11, 1986, for purpose of evaluating and seeking	merger
candidates.  The Company is currently considered to be in the	development
stage as more fully defined in the Financial Accounting Standards Board
Statement No. 7.  The Company has engaged in limited	activities, but has not
generated significant revenues to date.  The	Company is currently seeking
business opportunities.

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

	The Company has a net operating loss of approximately $296,000 expiring through 2008.

3.	Public offering
	The Company sold to the public 15,000,000 units at a public purchase price
of	$0.02 per unit.  Each unit consists of one share of the Company's no par
value	common stock and common stock purchase warrant.  The warrants entitle
the	holder to purchase one share of common stock in the Company at a purchase price of $0.10 per share and are exercisable for a two-year period commencing January 6, 1987. Upon notice to the warrant holders, the Company may redeem the warrants at a price of $0.0001 per warrant. At March 31, 1987, subscriptions for 980,050 units had been recieved. At April 28, 1987, the Company had received subsriptions for the remaining 14,091,950 units and the stock was issued.

4.	Related Party Transactions.
	On August 19, 1996 the Company entered into an agreement with James Porter and Louis Porter whereby the "Porters" paid $24,817 to the Company and the
Company issued 40,000,000 of its common stock to the Porters (20,000,000 to each).  The Company used the cash to settle outstanding liabilities
(approximately 	$24,000 at March 31, 1996 and $0 at March 31, 1997).