Form 10-Q
period 1997-06-30
HALLMARK PROPERTIES INC\OK
filed 1998-05-13
CIK 802203

Securities and Exchange Commission
                                   Washington, D.C.  20549


                                         FORM 10-Q

                         Quarterly Report Under Section 13 or 15(d)
                           Commission File Number 33-8817-D

                                  Hallmark Properties, Inc.
                                  -------------------------
                 (Exact Name of Registrant as Specified in its Charter)

                    Colorado                          84-1036901
                    --------                          -----------
               (State or Other Jurisdiction of        (I.R.S. Employer
                Incorporation or Organization)        Identification No.)

               7810 West 70th Drive
               Arvada, Colorado                        80004
               ---------------------                   ----------
               (Address of Principal                   (Zip Code)
                 Executive Offices)


                                   (303) 424-6919
                                   --------------
                    (Registrants Telephone Number, Including Area Code)



          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

          Yes   X   No
               ---
          The number of shares outstanding of Registrant's common stock, no par value per share at June 30, 1997 was 43,393,333 shares.

                              Hallmark Properties, Inc.

                                        Index.

          Part I.   Financial Information                        Page No.

          Item 1.   Financial Statements

                    Balance Sheets
                    June 30, 1996 and 1997                           3

                    Statements of Operations
                    Three Months Ended
                    June 30, 1996 and 1997                           4

                    Statements of Cash Flows
                    Three Months Ended
                    June 30, 1996 and 1997                           5

                    Notes to Financial Statements                    6

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations    7

          Part IIOTHER INFORMATION

          Item 1. through Item 6.                                    8

          Signatures                                                 9

                                Hallmark Properties, Inc.
                              (A Development Stage Company)
                                      Balance Sheet
                          (In Thousands, Except Per Share Data)
                                  June 30, 1996 and 1997

                                                          1996       1997
                                                          ----       ----
                    ASSETS
      Current assets
       Cash and cash equivalents                        $      -   $      -
       Accounts receivable                                     -          -
       Inventory                                               -          -
       Short term notes receivable                             -          -
                                                        --------   --------
         Total current assets                                  -          -
                                                        --------   --------
      Other assets
       Real estate
       Other                                                   -          -
                                                        --------   --------
         Total other assets                                    -          -
                                                        --------   --------

                                                               -          -
                                                        ========   ========

               LIABILITIES  AND  STOCKHOLDER'S  EQUITY

      Current liabilities
       Accounts payable                                       24          -
       Notes payable                                           -          -
                                                        --------   --------
         Total current liabilities                            24          -
                                                        --------   --------

      Stockholder's Equity
       Common stock, no par value, 400,000,000
        shares authorized, issued and outstanding
        3,393,333 and 43,393,333 at June 30,
        1996 and 1997 respectively                           272        296

       Deficit accumulated during the development
        stage.                                          (    296)  (    296)
                                                        --------   --------
         Total Stockholder's Equity                     (     24)  (      -)
                                                        --------   --------

                                                        $      -   $      -
                                                        ========   ========

     See accompanying notes

                                Hallmark Properties, Inc.
                              (A Development Stage Company)
                                 Statement of Operations
                          (In Thousands, except per share data)
                        Three Months Ended June 30, 1996 and 1997

                                                                        Cumulative
                                                                        amount from
                                          1996              1997         inception
                                      -----------      -----------     -------------
      Income from operations          $         -      $         -     $          -

      Cost of sales                             -                -                -
                                      -----------      -----------     ------------
      Gross profit                              -                -                -
                                      -----------      -----------     ------------
      Expenses
          Organizational costs
            SEC (State and Federal)             -                -                1
          Bank charges                          -                -                -
          Dues, fees, postage,
            printing and telephone              -                -                -
          Legal, professional and
            consulting                          -                -                8
          Merger expenses                       -                -              261
          Miscellaneous                         -                -                1
          Rent expense                          -                -                6
          Salaries                              -                -               19
          Taxes                                 -                -                -
          Travel and entertainment              -                -                -
                                      -----------      -----------     ------------
               Total expenses                   -                -              296
                                      -----------      -----------     ------------
      Net income before income taxes            -                -      (       296)

      Income taxes                              -                -                -


      Net Income                      $         -      $         -     $(       296)
                                      ===========      ===========     ============
      Per share earnings during
       reporting period               $         -      $         -     $          -
                                      -----------      -----------     ------------
      Weighted average number
       of shares                        3,393,333       43,393,333       32,955,399
                                      -----------      -----------     ------------



     See accompanying notes
                                        - 4 -
(PAGE>
                              Hallmark Properties, Inc.
                            (A Development Stage Company)
                               Statement of Cash Flows
                        (In Thousands, except per share data)
                      Three Months Ended June 30, 1996 and 1997

                                                                          Cumulative
                                                                          amount from
                                                1996            1997       inception
                                            -----------    -----------    ------------
      Cash flows from operating activities

        Net Loss                            $         -    $         -    $(      296)

       Adjustments to reconcile Net
        Loss to Net Cash used in
        operating activities
          Increase (decrease) in
           accounts payable                           -      (       -)    (        -)
                                            -----------    -----------    -----------
       Net cash used in operations                    -      (       -)    (      296)
                                            -----------    -----------    -----------
      Cash used in investing activities               -              -              -
                                            -----------    -----------    -----------
      Cash flows from financing activities
       Proceeds from sale of common
         Stock                                        -              -            296
                                            -----------    -----------    -----------
      Cash balance at beginning of year               -              -              -
                                            -----------    -----------    -----------
      Cash balance at end of period         $         -
                                            ===========


















     See accompanying notes

                              Hallmark Properties, Inc.
                            Notes to Financial Statements
                                    June 30, 1997


      1.Summary of significant accounting policies
        Organization
          Hallmark Properties, Inc. ("Hallmark" or the "Company" (formerly Tierra Environmental Corporation) was organized under the laws of the State of Colorado on August 11, 1986, for the purpose of evaluating and seeking merger candidates. The Company is currently considered to be in the development stage as more fully defined in the Financial Accounting Standards Board Statement
          No. 7. The Company has engaged in limited activities, but has not generated significant revenues to date. The Company is currently seeking business opportunities.

        Accounting methods
          The Company records income and expenses on the accrual method.

        Fiscal year
          The Company has selected March 31 as its fiscal year.

        Deferred offering cost
          Costs associated with any public offering were charged to proceeds of the offering.

        Loss per share
          All stock outstanding prior to the public offering had been issued at prices substantially less than that which was paid for the stock in the public offering (Note 3). Accordingly, for the purpose of the loss per share calculation, shares outstanding at the end of the period were considered to be outstanding during the entire period.

      2.Income taxes

        Since its inception, the Company has incurred a net operating loss. Accordingly, no provision has been made for income taxes. The Company has a net operating loss of approximately $296,000 expiring through 2007.

      4.Related Party Transactions

        On August 19, 1996 the Company entered into an agreement with James Porter and Louis Porter whereby the "Porters" paid $24,817 to the Company and the Company issued 40,000,000 of its common stock to the Porters 20,000,000 to each). The Company used the cash to settle outstanding liabilities (approximately $24,000 at March 31, 1996 and $0 at March 31,1997).

     Part I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

     2. Management discussion and analysis of financial condition and results of operations

        Hallmark Properties, Inc. (the "Company") was formed on August 11, 1986. Since inception, management has been actively seeking business opportunities. Several potential candidates were identified between 1986 and the end of fiscal 1997; no combination with any of these companies was ever completed, although the Company several times changed its name in anticipation of a combination with another entity being consummated.

        The Company still does not have any business activity of its own. The Company has no agreement in principle or any formal contract to acquire or enter into any business opportunity as of the date of this report.

        The Company has engaged in limited activities but has been hampered in its efforts due to its lack of capital. It is possible that the Company will need a substantial amount of additional capitalization before it will be able to participate in any merger activities. There is no assurance that the Company will obtain any additional capitalization. The Company intends to structure any merger or acquisition in such a manner as to minimize federal and state tax consequences to the Company and any target company.

     Part II - OTHER INFORMATION

       1. Legal proceedings  There are none.

       2. Changes in Securities  None

       3. Defaults upon senior securities  Not applicable

       4. Submission of matters to a vote of security holders  Not applicable

       5. Other information  Not applicable

       6. Exhibits and reports on Form 8-K

             (a) Exhibits  Not applicable

             (b) Reports on Form 8K  Not applicable

                                      SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            HALLMARK PROPERTIES, INC.
                                            (Registrant)


                                               By /s/ Miles D. Wynn
                                                  ------------------------
                                               MILES D. WYNN, President
                                               and Principal Financial
                                               and Accounting Officer