Form 10-Q
period 1997-09-30
HALLMARK PROPERTIES INC\OK
filed 1998-05-13
CIK 802203

Securities and Exchange Commission
                                   Washington, D.C.  20549


                                         FORM 10-Q

                         Quarterly Report Under Section 13 or 15(d)
                           Commission File Number 33-8817-D

                               Hallmark Properties, Inc.
                               -------------------------
                (Exact Name of Registrant as Specified in its Charter)

                    Colorado                         84-1036901
                    --------                         -----------
               (State or Other Jurisdictionof        (I.R.S. Employer
                Incorporation or Organization)       Identification No.)

               7810 West 70th Drive
               Arvada, Colorado                      80004
               ---------------------                 ----------
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

                         Yes   X   No
                              ---
          The number of shares outstanding of Registrant's common stock, no par value per share at September 30, 1997 was 43,393,333 shares.

                              Hallmark Properties, Inc.

                                        Index.

          Part I.   Financial Information                        Page No.

          Item 1.   Financial Statements

                    Balance Sheets
                    September 30, 1996 and 1997                       3

                    Statements of Operations
                    Three and  Nine Months Ended
                    September 30, 1996 and 1997                       4

                    Statements of Cash Flows
                    Three  and Nine  Months Ended
                    September 30, 1996 and 1997                       5

                    Notes to Financial Statements                     6

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations     7

          Part II   OTHER INFORMATION

          Item 1.  through Item 6.                                    7

          Signatures                                                  8

                                Hallmark Properties, Inc.
                              (A Development Stage Company)

                                      Balance Sheet
                          (In Thousands, Except Per Share Data)
                               September 30, 1996 and 1997

                                                              1996       1997
                                                            --------   --------
     ASSETS
      Current assets
       Cash and cash equivalents                            $      2   $      -
       Accounts receivable                                         -          -
       Inventory                                                   -          -
       Short term notes receivable                                 -          -
                                                            --------   --------
         Total current assets                                      -          -
                                                            --------   --------
      Other assets
       Real estate
       Other                                                       -          -
                                                            --------   --------
         Total other assets                                        -          -
                                                            --------   --------
                                                                   2          -
                                                            ========   ========
               LIABILITIES  AND  STOCKHOLDER'S  EQUITY

      Current liabilities
       Accounts payable                                            -          -
       Notes payable                                               -          -
                                                            --------   --------
         Total current liabilities                                 -          -
                                                            --------   --------

      Stockholder's Equity
       Common stock, no par value, 400,000,000
        shares authorized, issued and outstanding
        43,393,333 and 43,393,333 at September 30,
        1996 and 1997 respectively                               296        296

       Deficit accumulated during the development
        stage.                                              (    294)  (    296)
                                                            --------   --------
         Total Stockholder's Equity                                2   (      -)
                                                            --------   --------

                                                            $      2   $      -
                                                            ========   ========

      See accompanying notes

                                Hallmark Properties, Inc.
                              (A Development Stage Company)

                                 Statement of Operations
                          (In Thousands, except per share data)
                  Three and Six Months Ended September 30, 1996 and 1997

                                                                            Cumulative
                                                                            amount from
                                          1996                1997           inception
                                  ------------------    -----------------   -----------
                                     Three     Six       Three     Six
                                    Months    Months     Months    Months
                                    ------    ------     ------    ------
      Income from operations      $     5    $     5    $    -    $    -    $         5

      Cost of sales
                                  -------    -------    ------    ------    -----------
      Gross profit                      5          5         -         -              5
                                  -------    -------    ------    ------    -----------
      Expenses
          Organizational costs          -          -         -         -              1
          Bank charges                  -          -         -         -              -
          Dues, fees, postage,          -          -         -         -              -
            printing and
            telephone                   1          1         -         -              1
          Legal, professional
            and consulting              1          1         -         -              9
          Merger expenses               -          -         -         -            261
          Miscellaneous                 1          1         -         -              2
          Rent expense                  -          -         -         -                 6
          Salaries                      -          -         -         -             19
     Taxes                              -          -         -         -              -
          Travel and
            entertainment               -          -         -         -              -
                                  -------    -------    ------    ------    -----------
               Total expenses           3          3         -         -            300
                                  -------    -------    ------    ------    -----------
      Net income before taxes           2          2         -         -     (      295)

      Income taxes                      -          -         -         -              -
                                  -------    -------    ------    ------    -----------
      Net income                  $     2    $     2    $    -    $    -    $(      295)
                                  =======    =======    ======    ======    ===========
      Per share earnings during
       reporting period           $     -    $     -    $    -    $    -    $         -
                                  -------    -------    ------    ------    -----------
      Weighted average number
        of shares                 22088985   12792240   43393333  43393333   33,191,517
                                  --------   --------   --------  --------   ----------

      See accompanying notes

                                 Halmark Properties, Inc.
                              (A Development Stage Company)

                                 Statement of Cash Flows
                          (In Thousands, except per share data)
                       Six Months Ended September 30, 1996 and 1997

                                                                             Cumulative
                                                                            amount from
                                         1996                1997            inception
                                   -----------------    ----------------    ------------
                                    Three      Six      Three      Six
                                    Months    Months    Months    Months
      Cash flows from operating
           activities

       Net Income (Loss)           $     2   $     2    $    -    $    -    $(      270)

       Adjustments to reconcile
        Net Loss to Net Cash
        used in operating
        activities
       Increase (decrease) in
           accounts payable        (    24)   (   24)        -         -     (       24)
                                   -------   -------    ------    ------    -----------
       Net cash used in
           operations              (    22)   (   22)        -         -     (      294)
                                   -------   -------    ------    ------    -----------
      Cash used in investing
           activities                    -         -         -         -              -
                                   -------   -------    ------    ------    -----------

      Cash flows from financing
           activities
       Proceeds from sale of
           Common Stock                 24        24         -         -            294
                                   -------   -------    ------    ------    -----------
      Cash balance at beginning
           of year                       -         -         -         -              -
                                   -------   -------    ------    ------    -----------
      Cash balance at end of
           period                  $     2   $     2    $    -    $    -    $         -
                                   =======   =======    ======    ======    ===========








     See accompanying notes

                              Hallmark Properties, Inc.
                            Notes to Financial Statements
                                 September 30, 1997


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

      2.Income taxes

        Since its inception, the Company has incurred a net operating loss. Though the Company showed a net profit for the year ended March 31, 1992, no tax liability has been assessed due to the accumulated net loss from prior periods. Accordingly, no provision has been made for income taxes. The Company has a net operating loss of approximately $296,000 expiring through 2007.

      3.Related Party Transactions

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

     Part I.  FINANCIAL INFORMATION
     Item 1.  Financial Statements
     2. Management discussion and analysis of financial condition and results of operations

        Hallmark Properties, Inc. (the "Company") was formed on August 11, 1986. Since inception, management has been actively seeking business opportunities. Several potential candidates were identified between 1986 and the end of fiscal 1997; no combination with any of these companies was ever completed, although the Company several times changed its name in anticipation of a combination with another entity being consumated.

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

       4. Submission of matters to a vote of securitiy holders  Not applicable

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


                                                  HALLMARK PROPERTIES, INC.
                                                  (Registrant)

                                                  By   /s/ Miles D. Wynn
                                                  MILES D. WYNN, President
                                                  and Principal Financial
                                                  and Accounting Officer