Form 10-Q
period 1997-12-31
HALLMARK PROPERTIES INC\OK
filed 1998-05-14
CIK 802203

Securities and Exchange Commission
                                   Washington, D.C.  20549


                                         FORM 10-Q

                         Quarterly Report Under Section 13 or 15(d)
                           Commission File Number 33-8817-D

                               Hallmark   Properties, Inc.
                               ---------------------------
                (Exact Name of Registrant as Specified in its Charter)

                    Colorado                         84-1036901
                    --------                         -----------
               (State or Other Jurisdictionof        (I.R.S. Employer
               Incorporation or Organization)        Identification No.)

               7810 West 70th Drive
               Arvada, Colorado                      80004
               ----------------------                -------------
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

                         Yes   X   No

          The number of shares outstanding of Registrant's common stock, no par value per share at December 31, 1997 was 43,393,333 shares.

                              Hallmark Properties, Inc.

                                        Index.

          Part I.   Financial Information                        Page No.

          Item 1.   Financial Statements

                    Balance Sheets
                    December 31, 1996 and 1997                       3

                    Statements of Operations
                    Three and Nine Months Ended
                    December 31, 1996 and 1997                       4

                    Statements of Cash Flows
                    Three and Nine Months Ended
                    December  31, 1996 and 1997                      5

                    Notes to Financial Statements                    6

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations    7

          Part II   OTHER INFORMATION

          Item 1.  through Item 6.                                   8

          Signatures                                                 9

                                Hallmark Properties, Inc.
                              (A Development Stage Company)

                                      Balance Sheet
                          (In Thousands, Except Per Share Data)
                                December 31, 1996 and 1997

                                                              1996       1997
                    ASSETS                                  --------   --------
      Current assets
       Cash and cash equivalents                            $      -   $      -
       Accounts receivable                                         -          -
       Inventory                                                   -          -
       Short term notes receivable                                 -          -
                                                            --------   --------
         Total current assets                                      -          -
                                                            --------   --------
      Other assets
       Real estate
       Other                                                       -          -
                                                            --------   --------
         Total other assets                                        -          -
                                                            --------   --------

                                                                   -          -
                                                            ========   ========
               LIABILITIES  AND  STOCKHOLDER'S  EQUITY

      Current liabilities
       Accounts payable                                            -          -
       Notes payable                                               -          -
                                                            --------   --------
         Total current liabilities                                 -          -
                                                            --------   --------

      Stockholder's Equity
       Common stock, no par value, 400,000,000
        shares authorized, issued and outstanding
        43,393,333 and 43,393,333 at December 31,
        1996 and 1997 respectively                               296        296

       Deficit accumulated during the development
        stage.                                              (    296)  (    296)
                                                            --------   --------
         Total Stockholder's Equity                         (      -)  (      -)
                                                            --------   --------

                                                            $      -   $      -
                                                            ========   ========

      See accompanying notes

                                Hallmark Properties, Inc.
                              (A Development Stage Company)

                                 Statement of Operations
                          (In Thousands, except per share data)
                  Three and Six Months Ended December 31, 1996 and 1997

                                                                                  Cumulative
                                                                                  amount from
                                          1996                   1997              inception
                                  -------------------     --------------------    -----------
                                    Three       Nine       Three       Nine
                                    Months     Months      Months      Months
                                  -------     -------     -------     -------     -----------
      Income from operations      $     -     $     5     $     -     $     -     $         5

      Cost of sales
                                  -------     -------     -------     -------     -----------
      Gross profit                      -           5           -           -               -
                                  -------     -------     -------     -------     -----------
      Expenses
          Organizational costs          -           -           -           -               1
          Bank charges                  -           -           -           -               -
          Dues, fees, postage,
            printing and
            telephone                   -           1           -           -               1
          Legal, professional
            and consulting              1           2           -           -              10
          Merger expenses               -           -           -           -             261
          Miscellaneous                 1           2           -           -               3
          Rent expense                  -           -           -           -               6
          Salaries                      -           -           -           -              19
     Taxes                              -           -           -           -               -
          Travel and
            entertainment               -           -           -           -               -
                                  -------     -------     -------     -------     -----------
               Total expenses           2           5           -           -             301
                                  -------     -------     -------     -------     -----------
      Net loss before
          income taxes             (    2)          -           -           -      (      296)

      Income taxes                      -           -           -           -               -
                                  -------     -------     -------     -------     -----------
      Net income                  $(    2)    $     -     $     -     $     -     $(      296)
                                  =======     =======     =======     =======
      Per share earnings during
       reporting period           $     -     $     -     $     -     $     -     $         -
                                  -------     -------     -------     -------     -----------
      Weighted average number
       of shares                  43393333    43393333    43393333     43393333    33,417,188
                                  --------    --------    --------     -------     ----------
     See accompanying notes

                                Hallmark Properties, Inc.
                              (A Development Stage Company)

                                 Statement of Cash Flows
                          (In Thousands, except per share data)
                  Three and Nine Months Ended December 31, 1996 and 1997

                                                                              Cumulative
                                                                             amount from
                                          1996                1997            inception
                                   -------------------   -----------------   ------------
                                    Three       Nine     Three     Nine
                                    Months     Months    Months    Months
                                   -------     ------    ------    ------
      Cash flows from operating
           activities

       Net Loss                    $(    2)    $    -    $    -    $    -    $(      272)

       Adjustments to reconcile
        Net Loss to Net Cash
        used in operating
        activities
       Increase (decrease) in
           accounts payable              -     (   24)        -         -     (       24)
                                   -------     ------    ------    ------    -----------
       Net cash used in
           operations               (    2)    (   24)        -         -     (      296)
                                   -------     ------    ------    ------    -----------
      Cash used in investing
           activities                    -          -         -         -              -
                                   -------     ------    ------    ------    -----------

      Cash flows from financing
           activities
       Proceeds from sale of
           Common Stock                  -         24         -         -            296
                                   -------     ------    ------    ------    -----------
      Cash balance at beginning
           of period                     2          -         -         -              -
                                   -------     ------    ------    ------    -----------
      Cash balance at end of
           period                  $     -     $    -    $    -    $    -    $         -
                                   =======     ======    ======    ======    ===========








     See accompanying notes

                              Hallmark Properties, Inc.
                            Notes to Financial Statements
                                  December 31, 1997


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



                                               HALLMARK PROPERTIES, INC.
                                              (Registrant)


                                               By    /s/ Miles D.  Wynn
                                               ---------------------------
                                               MILES D. WYNN, President
                                               and Principal Financial
                                               and Accounting Officer