Form 10KSB/A
period 1997-03-31
HALLMARK PROPERTIES INC\OK
filed 1998-05-26
CIK 802203

FORM 10-KSB/A

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

            [X] AMEND. NO.  2 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR
                                    15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended: March 31, 1997

                                         OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE
                           SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from _____ to _____

                          Commission file number: 33-8819-D

                              HALLMARK PROPERTIES, INC.
                              -------------------------
                   (Name of small business issuer in its charter)

                     Colorado                          84-1036901
                     --------                          ----------
          (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)          Identification No.)

               7810 W.  70th Drive
                 Arvada, Colorado                        80004
               -------------------                       -----
          (Address of principle executive offices)     (Zip code)

                      Issuer's telephone number: (303) 901-4238

           Securities registered under Section 12(b) of the Exchange Act:
                                        None

           Securities registered under Section 12(g) of the Exchange Act:
                                        None

               Indicated by check mark whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90
          days.  Yes [X]    No [ ].

               Check if there is no disclosure of delinquent filers in response to Item 405 Regulation S-b in this form, and no disclosure will be contained, to the best of registrant's knowledge, in 10-KSB or any amendment to this Form 10-KSB. [X]

               Issuer's revenues for its most recent fiscal year:   $-0-
               Aggregate   market  value  of  voting  stock  held  by  non-
          affiliates as of May 15, 1998: $-0-

          There is currently no trading market for the Registrant's securities.

               Number of shares of Common Stock, no par value, outstanding as of March 31 1998: 41,983,696.

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

               (b)  Business of Issuer.

               Since inception in 1986, management of Hallmark has been actively seeking business opportunities. Several potential candidates were identified between 1986 and the end of fiscal 1997, however, no combination with any of these companies was ever completed. The Company has no agreement in principle or any formal contract to acquire or enter into any business opportunity as of the date of this 10-KSB/A Report.

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

               The Investment Company Act of 1940 defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. While the Company does not intend to engage in such activities, the Company could become subject to regulation under the Investment Company Act of 1940 in the event the Company obtains or continues to hold a minority interest in a number of enterprises. The Company could be expected to incur significant registration and compliance cost if required to register under the Investment Company Act of 1940.

               The Company intends to  structure  any merger or acquisition
          in  such  a  manner  as  to  minimize  federal  and   state   tax
          consequences to the Company and any target company.

               The Company presently is a "shell" or "blank check" company, because it has no specific business plan or purpose; the Company intends to locate and consummate a merger or acquisition with a company or companies, or other entities or persons. Under
          Section 7(b) of the Securities Act of 1933, as amended (the "1933 Act"), and rule 419 adopted by the Securities and Exchange Commission (the "Commission"), the ability of the Company (as a shell or blank check company) to raise capital through a public offering of its securities by a registration statement filed with the Commission is subject to certain limitations. These limitations, which would apply to the Company if it were to conduct a registered public offering as a blank check or shell company, generally are as follows: all securities issued by the Company in connection with such an offering and the gross proceeds from the offering must be deposited promptly into an escrow account with an insured depository institution (usually a commercial bank) covered by insurance maintained by the Federal Deposit Insurance Corporation ("FDIC"). The funds are held in escrow for the benefit of the investors in the offering. Initial payments out of the escrow account are permitted only to pay underwriting commissions, underwriting expenses and dealer allowances; an additional amount of up to 10 percent of the amount remaining after payment of commissions, expenses and dealer allowances may be paid to the Company; and the balance must remain in escrow. The securities issued in connection with the offering also must be deposited into the escrow account, for the benefit of the purchasers thereof, with the purchasers retaining any voting rights with respect to the securities which they otherwise would have.

               The securities and offering proceeds are required to remain in the escrow account until such time as the Company were to execute an agreement to acquire a business or assets that will constitute the business (or a line of business) of the Company and for which the fair value of the business or net assets to be acquired represents at least 80 percent of the net public offering proceeds (including any proceeds received or to be received from exercise of securities such as warrants which were purchased in the public offering). Upon execution of such an agreement, the Company would be required to file with the
          Commission a post-effective amendment to the original registration statement, which amendment would disclose detailed information about the business or assets to be acquired.

               Within five business days after the post-effective amendment to the registration statement is declared effective by the Commission, the Company would be required to send the prospectus (which would be part of the amendment) to each of the purchasers of securities in the public offering. Each purchaser would have not less than 20 and no more than 45 business days to decide, based on the information in the prospectus as so amended, whether to remain an investor or get his or her money back out of escrow. If by the end of the 45th business day, the Company had not received the affirmative written election by a purchaser to remain an investor, the Company would have to return that purchaser's funds (plus interest) to that purchaser. If enough purchasers elected to remain investors so that their invested funds equal at least 80 percent of the net public offering proceeds, then the acquisition could be consummated by the Company and the investors would receive certificates for the securities of the Company which they had paid for in the public offering.

               If there is no acquisition consummated within 18 months of the effective date of the original registration statement for the public offering, all of the funds in the escrow account would have to be returned to investors by the Company, and the securities would be retired to authorized and unissued status by the Company.

               If an acquisition were to be consummated by the Company under rule 419, all security holders of the Company would be entitled to receive audited financial statements for the first full fiscal year of operations following such consummation, and other information, no later than 90 days after the end of the Company's fiscal year.

               The Company presently is filing periodic reports under the Securities Exchange Act of 1934 (the "1934 Act") on a voluntary basis. These reports consist of annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, and interim reports on Form 8-
          K. Under Section 15(d) of the 1934 Act, the Company was required to file such reports through the remainder of the fiscal year when its public offering registration statement was declared effective by the Commission (December 1986). Thereafter, the Company was not required to file such reports because the Company never has had the 300 shareholders of record which would make such reporting mandatory under Section 15(d).

               At such time as the Company were to consummate an acquisition of a business or assets after conducting a registered public offering as a blank check or shell company, the Company would be required to file audited financial statements for the first full fiscal year of operations after consummation of such an acquisition (see above). Thereafter, the Company would be required to file reports with the Commission only if the Company had voluntarily registered a class of its securities with the Commission under Section 12(g) of the 1934 Act, or if the Company had more than $10 million in assets as of the last day of its most recent fiscal year. It should be noted that if the Company raised funds in a public registered offering as a shell or blank check company, any business or assets acquired would have to have financial statements which either had been audited or were capable of audit, in order for the Company to be able to acquire such business or assets.

               If an acquisition were to be made by the Company without funds from a registered public offering, then the Company would not be legally required to acquire only a business or assets which had been or could be audited; however, the Company as a matter of prudent business practice most likely would not acquire any business or assets which did not have audited financial statements or financial statements capable of audit.

               The Company presently does not intend to use any notices or advertisements in its search for business opportunities. Instead, the Company intends to rely primarily upon the business contacts of its President in locating possible acquisition candidates.

               The Company has had no discussions with any particular consultants regarding the business of the Company or possible acquisition candidates for the Company. The Company has no agreements or understandings with any consultant. None of the Company's officers, directors or principal shareholders in the past have used particular consultants or advisers on a regular basis.

               Any independent consultants which the Company may hire would be retained on the basis of their experience in evaluating business opportunities. Any such hires probably would be on a per project as needed basis. If the Company had cash funds, such consultants would be paid cash fees, and possibly also be issued small amounts of restricted shares of Common Stock.

               The Company presently does not have any funds to loan to prospective business acquisition candidates in advance of consummation of an acquisition transaction. Such loans would not be made even if the Company were to obtain cash funds in the future, which funds would be used for general and administrative expenses and to pay the costs of evaluating prospective acquisition candidates.

               As an alternative to the raising of capital through registered public offerings under rule 419, it is possible that the Company may seek to raise cash funds through the private placement of its securities under rule 506 of Regulation D. See below.

               It is likely that the Company will undergo a change in its control in the event an acquisition transaction is consummated, because the Company most likely will issue a significant amount of restricted shares of Common Stock as the main component of the consideration in such a transaction. For example, a business could be acquired by the issuance of sufficient shares of Common Stock so that such acquired business or its shareholders owned more than 80 percent, on a pro forma basis, of the shares of Common Stock outstanding after consummation of such a transaction

               The Company will not borrow funds and use the proceeds therefrom to make any payments to promoters of the Company, or officers or directors of the Company or any of their affiliates or associates. Further, the Company will not enter into any agreement to acquire any entity or assets in which any officer, director or principal shareholder of the Company has any direct or indirect interest of any kind.

               The officers and directors of the Company will not seek any different or additional consideration for their shares of Common Stock, or otherwise, in connection with an acquisition transaction. For example, if the Company acquires an entity by issuing additional shares of Common Stock to the shareholders of the entity, all of the shareholders of the Company (including its officers and directors and principal shareholders) will be diluted equally with respect to the percentage of outstanding shares such persons own after consummation of the transaction. Further, the officers and directors of the Company would not consent to a proposed purchase of their stock in the Company, in connection with an acquisition transaction, which proposed purchase would not be offered pro rata to all shareholders of the Company. This is a policy of the board of directors which will not be changed by the board of directors.

               The officers and directors of the Company will negotiate the terms and conditions of any acquisition transaction. Approval by the shareholders will not be required under Colorado law to consummate any proposed acquisition transaction, and the board of directors will not seek to obtain such approval.

               There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs. However, non-management shareholders will continue to have voting rights to elect directors to the Company's board of directors pursuant to Colorado law.

               No  finder's  fees  (whether  in the form of cash or debt or equity) will be paid to anyone in connection with the business of the Company. Further, no finder's fees or other acquisition related compensation will be paid to officers, directors, promoters or their affiliates or associates from the revenues or other funds of an acquisition or merger candidate, or by the issuance of debt or equity of such an entity.

               The Company will not acquire or merge with a business or company in which the Company's promoters, management or their affiliates or associates, directly or indirectly, have any ownership or other type of interest. This is a policy adopted by the board of directors of the Company by resolution. However, it should be noted that if the Company were to violate this policy, any legal remedy available to the shareholders of the Company under Colorado corporate or other laws would most likely be prohibitively expensive and time consuming for the shareholders of the Company to seek to have enforced.

               Because the Company does not have cash funds to acquire a business or assets of another company, the Company would effect a consummation of such a business or assets by the issuance of a large number of shares of Common Stock. As a result of such a transaction, the control of the Company would be shifted away from the current shareholders over to the new shareholders, who would then be in position to replace current directors with persons of their own choosing.

               The officers and directors of the Company are expected to devote from a few hours per week, up to their full time on the business of the Company, depending on the level of activities at the time. For example, relatively little time may be required when acquisition candidates have been identified but further evaluation awaits delivery of documents and background information on the candidates. However, a great deal of time would be required to evaluate the candidate once documents are available, and to negotiate and finalize the terms of an acquisition transaction.

               It is not anticipated that additional securities of the Company will be issued to management or promoters of the Company, or to the associates or affiliates of such persons.

               The officers and directors of the Company presently have no interests in any other blank check or shell companies. If such persons were to acquire interests in such other companies, they would be faced with conflicts of interest in resolving how they would choose, for different companies, among different acquisition or merger candidates which became available. The Company presently does not have a policy for dealing with such an eventuality, because that type of situation does not appear likely to develop. However, if such a conflict of interest should be presented, the officers and directors of the Company which would be confronted with such a conflict would be asked by directors and officers which were not so involved, either to not vote on approving or rejecting conflicting opportunities, or to resign their positions as officers and directors.

               The Company anticipates that additional securities of the Company may be offered for sale in a private placement of securities under rule 506 of Regulation D, to raise cash to cover future general and administrative expenses, and the costs of evaluating and negotiating with prospective acquisition candidates. However, there is no assurance such an offering would be successful, and no such private placement is presently contemplated to be undertaken in the immediate future.

               Officers and directors of the Company intend to increase their communications to persons and companies which may be interested in an acquisition transaction with the Company. The communications will be made personally by letter or private telecommunications. No advertising campaign will be initiated by the Company.

               In  late  summer  1997 the Company  discussed  with  Lumiere
          Securities, Inc., a small NASD brokerage firm in Denver, Colorado, whether that firm would be interested in making a
          market in the  securities  of  the  Company.   Lumiere  expressed
          preliminary interest in the proposal, and submitted an application to the NASD on Form 211 for permission to initiate quotation and trading activities in the Company's securities in the NASD's Electronic Bulletin Board trading system. In late 1997, Lumiere withdrew its application from the NASD, and advised the Company that it was no longer interested in participating with the Company in the proposal.

               In the future, the Company intends to initiate discussions with other brokerage firms regarding market making activities for the Company's securities. To date the Company has not initiated any such discussions, but the officers and directors of the Company may begin such discussions with one or more firms in June or July 1998. No consultants will be used in connection with such discussions.

               The  promoters  and  management  of  the  Company have  been involved in the following previous blank check offerings: Mr. Wynn was president, a director, and principal shareholder of Diversified Management Acquisitions, II, Inc. ("DMAII"), a Colorado corporation which completed an initial public offering (as a blind pool) of shares in May 1988 for net proceeds of approximately $420,000 ($.01 per share). In November 1988 DMAII completed an acquisition of a private marble quarry company, and Mr. Wynn resigned as an officer and director. Thereafter, in 1996, DMAII acquired Carpet Holdings, Inc. and changed its name from DMAII to Carpet Holdings, Inc. Mr. Wynn has had no involvement in DMAII since 1988, and has owned a nominal amount of shares in that corporation since 1996.

               The former officers and directors of the Company (Louis Porter and James Porter), who resigned in April, 1998, had been involved in one other blank check offering: Strategic International, Inc. ("SII"), a blind pool which raised approximately $420,000 in its initial public offering in 1986. Messrs. Porter were the executive officers, principal shareholders and directors of SII; they resigned their positions and sold their stock in connection with a change in control of SII in 1991. The subsequent history of SII is not known to the Company.

               The  shares  of  Common Stock of the Company are defined  as
          "penny stock" under rule 3a51-1 adopted by the Commission under the 1934 Act. In general, "penny stock" includes securities which (i) are not listed on the principal stock exchanges or the National Association of Securities Dealers Automated Quotation System ("NASDAQ"); or (ii) securities which are not so listed and which have a bid price in the market of less than $5.00; or (iii) securities of an issuer with net tangible assets of less than $2 million ($5 million if the issuer has been in continuous operation for less than three years), or which has had average revenue of less than $6 million for the last three years.

               As "penny stock," the Company's securities are subject to rule 15g-9 adopted by the Commission under the 1934 Act. Rule 15g-9 imposes additional sales practice requirements on broker-dealers which sell such securities to persons other than established  customers  and  "accredited  investors"  (generally, individuals with net worth in excess of $1 million or annual incomes exceeding $200,000, or $300,000 together with their spouses, or individuals who are the officers or directors of the issuer of the securities). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may adversely affect the ability of broker-dealers to sell the Company's securities, and therefore may adversely affect the ability of owners of the Company's securities, whenever purchased, to resell any of the securities of the Company in the public market.

               The Company will provide to all of its shareholders complete documentation of any acquisition candidate with which the Company has signed a definitive acquisition agreement, including audited financial information for such candidate if available, at such time as the Company files a Current Report on Form 8-K with the Commission regarding the execution of such acquisition agreement and the terms and conditions thereof.

               As of the date of this Form 10-KSB/A, none of the officers, directors, or promoters of the Company, or any of their affiliates or associates, have had any preliminary contact or discussions with and there are no present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction.

               The present management of the Company became acquainted with the Company when it was organized in 1986. Mr. Wynn was president and a director of the Company from 1986 until he resigned such positions in 1988. Mr. Wynn subsequently (in April
          1998) again became president and a director in connection with his purchase of shares from Louis Porter and James Porter, in a transaction to which the Company was not a part. From the time he resigned in 1988, until he became president in April, 1998, Mr. Wynn was not involved with the management of the Company directly or indirectly, and he did not provide any services tot he Company during that 10 year period of time.

               There are no agreements or understandings for any officer or director to resign at the request of another person. None of the officers or directors of the Company are acting on behalf of or will act at the direction of any other person.

               The activities of the following persons will be material to the operations of the Company: its President and its directors. The President and directors of the Company are the only promoters of the Company.

               Until the end of fiscal 1998, the Company's office facility was provided to the Company without cost by Shield Technology Corporation, which is a private corporation engaged in private business consulting and management services. Shield Technology Corporation is affiliated with Louis Porter and James Porter, former officers and directors of the Company. The Company's current offices are located at 7810 W. 70th Drive, Arvada, Colorado, in a building owned by Karen Bejarano, an officer and director of the Company. The offices are provided without cost to the Company. There are no present plans to move the office of the Company.

               There are approximately 225 record holders of the Common Stock of the Company, as of the date of this Report on Form 10-KSB/A. See Item 5(b), below.

               The securities laws, rules and/or regulations of numerous states prohibit or limit both the initial sale of securities of blank check or shell companies to investors in such states, as well as the resale of such securities by any person or brokerage firm to investors in such states. The Company has an obligation not to violate such laws with respect to sales of its securities effected by the Company through its officers and directors. The Company does not presently intend to conduct any offering, public or private, of its securities. If the Company or its affiliates were to conduct sales of the Company's securities (for the Company or for their own accounts) in states wherein such activities were prohibited, the Company and such affiliates could be subjected to injunctive proceedings initiated by state securities administrators in state courts and to fines or penalties for violations of law. In addition, the purchasers of such securities could initiate proceedings for rescission of their investments. The initiation of any of these proceedings would be costly for the Company to defend, and the imposition of fines or penalties and/or the adjudication of civil liability for illegal sales of securities would impair the Company's ability to continue in business.

               If a brokerage firm initiates market making and other activities with respect to the Company's securities, the compliance officers of such brokerage firm must supervise the brokerage firm personnel to prevent sales to residents of states where such transactions are illegal.

               Numerous  states  (including the following  states)  do  not allow resale of securities of shell or blank check companies; certain of the states do not allow resale of companies which are not listed on the principal stock exchanges or NASDAQ, other states require companies to meet minimum operating revenues or net worth tests, and other states prohibit resales of securities of blank check or shell companies. In any of these jurisdictions, the result is the same for a company such as Hallmark Properties, Inc., i.e., no trading could commence in such states until an acquisition is consummated, and until such time, shareholders in the restrictive states may not be able to resell their shares. Those states which do not allow such resales include: Arkansas, Connecticut, Massachusetts, California, Delaware, Idaho, Illinois, Indiana, Kentucky, Louisiana, Michigan, Minnesota, Oklahoma, Pennsylvania, Tennessee, Texas and Utah. The foregoing list could be expanded in the future.

               Because the Company conducted its original initial public offering before rule 419 was enacted by the Commission, and before laws and regulations similar to rule 419 were enacted by many states, none of the shareholders of the Company are subject to any "lock up" letter agreement. Such lock up agreements are often entered into by blank check companies in connection with their initial public offerings of securities, by which agreements the founders and other holders of restricted securities of blank check companies agreed not to sell their respective shares until a merger or acquisition had been consummated.

               During the fiscal year ended March 31, 1997, the Company issued a total of 40 million shares of restricted Common Stock to 2 persons (Louis Porter and James Porter). The issuances in 1996 to Louis Porter and James Porter were made by the Company in reliance upon Section 4(2) of the 1933 Act and Rule 501 of Regulation D, because such persons were officers or directors of the Company at that time and therefore were deemed to be "accredited investors." No underwriter was involved in these transactions.

               With respect to possible computer malfunctions at the turn of the millennium on December 31, 1999, the Company uses personal computers ("PCS") which incorporate software which does not permit programming errors regarding the year 2000. As part of its future evaluation of any acquisition candidate, the Company will assess the ability of the computer systems of such candidate to transition to year 2000 without malfunction. It is possible that a candidate would be rejected if its systems do not adequately address possible year 2000 malfunction issues, and such candidate evidences reluctance to revise its operating systems to avoid such malfunctions.

          Item 2.   Description of Property

               The Registrant's  current  offices  are  located  at 7810 W.
          70th   Drive,  Arvada,  Colorado  80004.   These  facilities  are
          provided free for the Registrant.  See above.

          Item.  3  Legal Proceedings

               The Company is not a party to any legal proceedings and no such proceedings are known to be contemplated.

          Item 4.   Submission of Matters to a Vote of Security Holders

               None.
                                       PART II

          Item 5.   Market  for   Common  Equity  and  Related  Stockholder
          Matters

          (a)  Market Information.

               The Company's Common Stock is not eligible for listing on the NASDAQ system, and trading, if any, has been limited to the over-the-counter market. The Common Stock has been quoted from time to time in the "Pink Sheets" maintained by the National Quotation Bureau, Inc., however, the Common Stock has not been so quoted for the last three fiscal years.

          (b)  Holders.

               (b)(1) The approximate number of record holders of the Company's Common Stock, no par value, as of March 31, 1998 was
          225. This figure does not reflect an indeterminable number of shareholders whose shares are held in "street name."

          (c)  Dividends.

               The Company has not paid a dividend with respect to its Common Stock and is not expected to pay a dividend on its Common Stock in the foreseeable future.

               The Company's ability to pay dividends is restricted by provisions of the Colorado Business Corporation Act which provides that a Colorado corporation may only pay dividends if, after giving effect to the dividend, the corporation would be able to pay its debts as they become due in the usual course of business, or the corporation's total assets would be less than its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time the dividend, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividend.

          Item 6.   Management's   Discussion  and  Analysis  or  Plan   of
          Operation

          Results of Operations

          Years Ended March 31, 1996 and 1997.

               The Company raised $300,100 in April 1987 in consideration for the issuance of 15,000,000 shares of the Company's Common Stock in a public offering. The Company was essentially inactive from 1990 until the 1996 fiscal year. As a result, during the last two fiscal years the Company achieved only $7,000.00 as operating revenues, incurred expenses of $7,000.00, and recognized a net gain of $-0- for the fiscal year ended March 31, 1996 as compared with a net gain of $-0- for the fiscal year ended March 31, 1997. The smaller net income during the 1996 fiscal year was due to the Company being dormant during that time as compared to limited operations resuming for a few months in 1997 fiscal year.

               In the course of the audit of financial statements for prior years, the Company determined that significant reductions in the number of outstanding shares of Common Stock, and other changes to prior entries in the books and records of the Company, were needed. Included in the changes were a reduction in the total number of outstanding shares of Common Stock. The amount of such reduction was 43,281,637 shares, as a result of the following adjustments:

               First, 11,281,637 shares of Common Stock issued in 1992 in connection with the proposed merger transaction between the Company, and Tierra Environmental, Inc. and Dichlor Chemical Co., were canceled and retired to authorized unissued share capital of the Company, because the merger was abandoned and never consummated.

               Second, 2,000,000 of the shares resulting out of a 1 for 15 reverse split of the outstanding shares of Common Stock (the 2,000,000 shares were issued in the name of "DMA I") in December 1997 were canceled and retired to authorized unissued share capital of the Company. These 2,000,000 shares had originally been issued in connection with the Tierra - Dichlor transaction subsequently abandoned, and the subject shares had been shown in the stock transfer books and on the books of the Company as being held in "DMA Treasury."

               Third, 30,000,000 shares of Common Stock issued in connection with the 1986 proposed merger transaction with Tunnelvision, Inc. and its division Viewpoint Video, which shares were returned to the Company because the transaction was abandoned, were canceled and retired to the status of authorized unissued share capital of the Company.

               Reference is made to the financial statements and notes thereto included with this Form 10-KSB/A report.

          Liquidity and Capital Resources

               The Company had been without adequate funds to conduct any actual business from 1990 through the date of this Report. The Company settled its outstanding debt ($24,386.81) with proceeds of sale of restricted shares of Common Stock in fiscal 1997. The debt consisted of legal and accounting fees, and transfer agent fees. See Item 12. The Company presently has no cash or other liquid assets.

          Plan of Operations

               In August 1996, the Company sold 40,000,000 shares of restricted Common Stock to two individuals for $24,386.81 cash, which the Company used to pay debts the Company had incurred. In connection with the change in control of the Company resulting from the issuance of such 40,000,000 shares of its Common Stock, the Company subsequently changed its name to Hallmark Properties, Inc. No brokers were involved in this transaction and no commission or discounts were paid. The Company relied on the 4(2) exemption from registration to sell these restricted securities.

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

          Item 7.   Financial Statements

               The following financial statements are filed as a part of this Form 10-KSB immediately following the signature page:

               Report of Independent Certified Public
                 Accountants..........................................F-1

               Balance Sheet - March 31, 1996 and 1997................F-2

               Statement of Operations - For the Years
                 Ended March 31, 1996 and 1997 and
                 Cumulative Amounts from Inception of
                 the Development Stage (August 11, 1986)
                 through March 31, 1997...............................F-3

               Statement of Stockholders' Equity (Deficit) -
                 For the Period from Inception of the Development
                 Stage (August 11, 1986) through March 31, 1997...... F-4-6

               Statements of Cash Flows - For the Years
                 Ended March 31, 1996 and 1997 and
                 Cumulative Amounts from Inception of
                 the Development State (August 11, 1986)
                 through March 31, 1997...............................F-7

               Notes to Financial Statements - For the
                 Years Ended March 31, 1996 and 1997..................F-8-9


          Item 8.   Changes   in  and  Disagreements  with  Accountants  on
          Accounting
                    and Financial Disclosure

               Subsequent to fiscal year end March 31, 1997, the Company filed a report on Form 8-K in December 1997 reporting the change (as of October 16, 1997) of independent public accountants. The Company dismissed J. Karean Henderson ("Henderson") as its principal independent public accountant. Henderson had been engaged in 1997 to audit the Company's financial statements for the two fiscal years which ended on March 31, 1997. During the period when Henderson was engaged, there were no disagreements with Henderson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which if not resolved to the satisfaction of Henderson would have caused Henderson to make reference to any such matter in her reports, nor were there any other reportable events.

               Henderson's reports on the financial statements of the registrant for the two fiscal years ended March 31, 1997 did not contain an adverse opinion or a disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

               The decision to change the Company's principal independent public accountants was approved by its Board of directors.

               As of December 8, 1997 the Board of Directors appointed a new firm of independent public accountants to audit the financial statements of the Company. The new firm is Tannenbaum & Company, P.C., 1873 south Bellaire, Suite 908, Denver, Colorado 80222. The new firm has audited the financial statements of the Company for the two fiscal years ended March 31, 1997. This Form 10-KSB/A report includes the financial statements and audit reports thereon for such years.

               The Company has not consulted with Tannenbaum & Company, P.C. regarding either the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered.

               A letter from Henderson addressed to the Securities and Exchange Commission, which letter concurs with the statements made by the Company concerning Henderson in its Form 8-K report was filed as an exhibit with the Form 8-K report, and is incorporated into this Form 10-KSB/A by reference.

                                      PART III

          Item 9.   Directors,  Executive  Officers,  Promoters and Control
          Persons:
                    Compliance With Section 16(a) of the Exchange Act

          (a)  Identification of Directors and Executive Officers.

               The directors of the Company are elected to hold office until the next meeting of shareholders and until their respective successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their successors are elected and qualified.

          Name                Age                 Position

          Miles D.  Wynn      44                  Director,  President  and
          Treasurer

          Karen J. Bejarano   51                  Director and Secretary

               Miles D. Wynn, President, Treasurer and a Director, has served as the President and as a Director of the Registrant since April 9, 1998. Mr. Wynn has been a licensed commercial realtor in Denver, Colorado since 1982.

               Karen J. Bejarano, Secretary and a Director, has been Secretary and a Director of the Company since April 9, 1998. For the past 10 years, she has been employed by a family real estate construction company in Arvada, Colorado.

          (b)  Significant Employees.

               The Company has no significant employees at the present time.

          (c)  Family Relationships.

               Karen J.  Bejarano is a sister of Miles D.  Wynn.

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

               (3) Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently r temporarily enjoining, barring, suspending or likewise limiting his involvement in any type of business, securities or banking activities; or

               (4) Been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, where the judgment has not been reversed, suspended, or vacated.

          (e)  Compliance with Sections 16(a) of the Exchange Act.

               Not applicable.

          Item 10.  Executive Compensation

          Cash Compensation.

               During the past three fiscal years, no officer of the Company received any cash compensation. Neither James L. Porter, the Company's former president and chief executive officer, nor Louis Porter, the Company's former, vice-president received any stock options employee benefits, or other form of direct or indirect remuneration from the Company during the 1995, 1996 and 1997 fiscal years. Messrs. Porter resigned as officers and directors on April 9, 1998. Mr. Wynn is not paid for his services to the Company. He is currently devoting such time as is necessary to the affairs of the Company.

          Compensation Under Plans.

               Stock Options and Bonus Plans. No stock options or bonuses have been granted under any stock option or bonus plan.

          Other Compensation.

               No other compensation was paid or distributed to any officer or director of the Company for services rendered as such, during the last three fiscal years.

          Compensation of Directors.

               The Company does not pay its directors for their services in that capacity; however, officers and directors will receive reimbursement for out-of-pocket expenses incurred by them in connection with the business of the Company, and would be paid therefor when the Company had any money. Currently, the Company does not pay any directors fees for attendance at board meetings.

          Termination of Employment and Change of Control.

               The Company has no compensation plan or arrangement with respect to any executive officer in connection with the resignation, retirement or other termination of such individual's employment with the Company. The Company has no plan or arrangement with respect to any persons which will result in a change in control of the Company or a change in the individual's responsibilities following a change in control.

          Item 11.  Security  Ownership of Certain  Beneficial  Owners  and
          Management

          (a)(b)  Security  Ownership  of  Certain  Beneficial  Owners  and
          Management.

               The following table sets forth information as of the date of filing of this Report as to the beneficial ownership of shares of the Company's Common Stock, by each person who, to the knowledge of the Company at that date, was a beneficial owner of 5% or more of the outstanding shares of Common Stock, by each person who is an officer and/or director of the Company and by all officers and directors of the Company as a group. The table does not include information regarding shares of Common Stock held in names of certain depositories/clearing agencies as nominee for various brokers and individuals. No such broker or individual is believed to hold more than 5% of the Company's Common Stock.

                                              Amount and
                Name and Address               Nature of            Percent
   Title of     of Beneficial                  Beneficial             of
    Class       Owner                          Ownership             Class
   --------     ---------------              -------------           ------
   Common       Karen J.  Bejarano*          -0-                      -0-
   Stock        7810 W.  70th Drive
                Arvada, CO 80004

   Common       Esther Entertainment, Inc.    21,500,000              51%
   Stock        4415 Cahita Court
                Denver, CO 80216

   Common       Miles D.  Wynn*               29,000,000(1)           69%
   Stock        4415 Cahita Court
                Denver, CO 80216

   Common       Robert Chester                6,000,000               14%
   Stock        1507 Macley Court
                Kelowna, BC, Canada V1Y 9L6

   Common       Officers and directors        29,000,000              69%
   Stock        as a group (two persons)

   *Officers and directors.

          (1) Includes 7,500,000 shares owned directly, and 21,500,000 shares owned by Esther Entertainment, Inc., a private corporation controlled by Mr. Wynn.

          (c)  Changes in Control.

               Management is not aware of any arrangements which may result in a change of control of the Company.

          Item 12.  Certain Relationships and Related Transactions

          (a)(b)(c) Transactions with Management and Others.

               In fiscal 1997, James L. Porter and Louis Porter, directors and officers of the Company who resigned in April, 1998, invested $24,387 cash in the Company, for which the Company issued 20,000,000 restricted shares of Common Stock to James L. Porter and an additional 20,000,000 restricted shares of Common Stock to Louis Porter. The Company used the capital to pay third party accounts payable, legal and accounting bills, and transfer agent fees.

          (d)  Transactions with Promoters.

               Not applicable.

          Item 13.  Exhibits and Reports on Form 8-K

               (a) Exhibits required to be filed are listed below and, except where incorporated by reference, immediately follow the Financial Statements.

          Number         Description

          3.1 Articles of Incorporation, as amended, incorporated by reference from the Annual Report on Form 10-KSB for the five fiscal years ended March 31, 1991.

          3.2 Bylaws, incorporated by reference form the Annual Report on Form 10-KSB for the five fiscal years ended March 31, 1991.

          3.3 Articles of Amendment to the Articles of Incorporation, incorporated by reference from the Form 8-K dated August 19, 1996 filed August 21, 1996.

               (b) During the last quarter of the period covered by this report the Company filed no reports on Form 8-K.

          SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE EXCHANGE ACT:

               The Registrant has not sent to its security holders any annual report or proxy material during the last fiscal year. If such report of proxy material is furnished to security holders subsequent to the filing of this Form 10-KSB/A, the Registrant shall furnish copies of such material to the Commission when it is sent to security holders.

                                     SIGNATURES

               In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this 10-KSB/A (Second Amendment) report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Dated: May 26, 1998
                                        HALLMARK PROPERTIES, INC.



                                        By    /s/ Miles D.  Wynn
                                           ---------------------------
                                           Miles D.  Wynn, President


               In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.



          Dated: May 26, 1998           By    /s/ Miles D.  Wynn
                                           -----------------------------
                                           Miles D.  Wynn, President,
                                           Principle Executive Officer,
                                           Principle Accounting Officer,
                                           Principle Financial Officer,
                                           and Director


          Dated May 26, 1998            By      /s/ Karen Bejarano
                                           -----------------------------
                                           Karen Bejarano,
                                           Secretary and Director

          January 23, 1998


          The Board of Directors
          Hallmark Properties, Inc.
          2761 East Skelly Drive
          Tulsa, Oklahoma  74105

          We have audited the Balance Sheet of Hallmark Properties, Inc. (formerly Tierra Environmental Corporation), (a development stage company) as of March 31, 1996 and 1997, and the related Statement of Operations, Stockholders' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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










                                         -F1-

          Hallmark Properties, Inc.
          (A Development Stage Company)
          Balance Sheet
          (In Thousands, Except Per Share Data)
          March 31, 1996 and 1997

                                                        1996         1997
                                                        ----         ----
          ASSETS

           Current assets
            Cash and cash equivalents                  $     -      $    -
            Accounts receivable                              -           -
            Inventory                                        -           -
            Short term notes receivable                      -           -
                                                       -------      ------
              Total current assets                           -           -
                                                       -------      ------
           Other assets
            Real estate
            Other                                            -           -
                                                       -------      ------
              Total other assets                             -           -
                                                       -------      ------
                                                             -           -
                                                       =======      ======
          LIABILITIES  AND  STOCKHOLDER'S  EQUITY

           Current liabilities
            Accounts payable                                24           -
            Notes payable                                    -           -
                                                       -------      ------
              Total current liabilities                     24           -
                                                       -------      ------
           Stockholder's Equity
            Common stock, no par value, 400,000,000
             shares authorized, issued and outstanding
             3,393,333 and 43,393,333 at March 31,
             1996 and 1997 respectively                    272         296

            Deficit accumulated during the
            development stage.                         (   296)     (  296)
                                                       -------      ------
              Total Stockholder's Equity               $(  24)      $    -
                                                       =======      ======
                                                       $     -      $    -
                                                       =======      ======
           See accompanying notes

                                        - F2 -

          Hallmark Properties, Inc.
          (A Development Stage Company)
          Statement of Operations
          (In Thousands, except per share data)
          Years Ended March 31, 1996 and 1997
                                                            Cumulative
                                                            amount from
                                                   1996         1997      inception
                                                   ----         ----      ---------
           Income from operations                 $     -     $     7      $     7

           Cost of sales                                -           -            -
                                                  -------     -------      -------
           Gross profit                                 -           7            7
                                                  -------     -------      -------
           Expenses
          Organizational costs
            SEC (State and Federal)                     -           -            1
          Bank charges                                  -           -            -
          Dues, fees, postage,
            printing and telephone                      -           1            1
          Legal, professional and
            consulting                                  -           2           10
          Merger expense                                -           -          261
          Miscellaneous                                 -           3            4
          Rent expense                                  -           -            6
          Salaries                                      -           -           19
          Taxes                                         -           1            -
          Travel and entertainment                      -           -            1
                                                  -------     -------      -------
          Total expenses                                -           7          303
                                                  -------     -------      -------
           Net income before income taxes               -           -      (   296)
                                                  -------     -------      -------
           Income taxes                                 -           -            -
                                                  -------     -------      -------
           Net income                                   -           -      (   296)

           Retained Earnings
            (Accumulated deficit),
            beginning of the year                 (   296)    (   296)           -
                                                  -------     -------      -------
           (Accumulated deficit),
            end of the year                       $(  296)    $(  296)     $(  296)
                                                  =======     =======      =======
           Per share earnings during
            reporting period                      $     -     $     -      $     -
                                                  -------     -------      -------
           Weighted average number
            of shares                             3,393,333   18,845,378   32,710,844

           See accompanying notes

                                          - F3 -

     Hallmark Properties, Inc.
     (A Development Stage Company)
     Statement of Stockholder's Equity
     (In Thousands, Except Per Share Data)
     Years Ended March 31, 1996 and 1997

                                   Common Stock                                          Total Stock
                                    Number of               Accumulated     Stock Sub-     Holders
                                      Shares      Amount      Deficit       scriptions     Equity
                                   ------------  --------   ------------    ----------   -----------
      Balance August  11, 1986               -   $     -      $     -       $     -       $    -

      Issuance of stock
      for cash, August 12, 1986
      ($0.0001 per share            33,500,000         3            -             -            3

      Issuance of stock
      for cash, August 27, 1986
      ($0.005 per share              2,200,000        11            -             -           11

      Issuance of stock
      for cash, August 27, 1986
      ($0.005 per share                200,000         1            -             -            1

      Stock subscriptions
      received                                         -            -            20           20

      Loss for period ended
      March 31, 1987                         -         -       (    4)            -        (   4)
                                    ----------   -------      -------       -------       ------
      Balance
      March 31, 1987                35,900,000        15       (    4)           20           31

      Issuance of stock
      for cash, April 1987
     ($.02) per share               15,000,000   $   257      $     -       $  ( 20)      $  237


      See accompanying notes




                                        - F4 -

     Hallmark Properties, Inc.
     (A Development Stage Company)
     Statement of Stockholder's Equity
     (In Thousands, Except Per Share Data)
     Years Ended March 31, 1996 and 1997

                                    Common Stock                                        Total Stock
                                     Number of             Accumulated    Stock Sub-      Holders
                                      Shares     Amount      Deficit      scriptions      Equity
                                    ----------   -------   ------------   ----------    -----------
      Loss for period ended
      March 31, 1988                         -         -      (  268)             -       (  268)
                                    ----------   -------      -------       -------       ------
      Balance
      March 31, 1988                50,900,000       272      (  272)             -            -

      Loss for through
      period ended
      March 31, 1989                         -         -           -              -            -
                                    ----------   -------      -------       -------       ------
      Balance
      March 31, 1989                50,900,000       272      (  272)             -            -
                                    ----------   -------      -------       -------       ------
      Loss for through
      period ended
      March 31, 1990                         -         -           -              -            -
                                    ----------   -------      -------       -------       ------
      Balance
      March 31, 1990                50,900,000       272      (  272)             -            -
                                    ----------   -------      -------       -------       ------
      Loss for through
      period ended
      March 31, 1991                         -         -           -              -            -
                                    ----------   -------      -------       -------       ------
      Balance
      March 31, 1991                50,900,000       272      (  272)             -            -
                                    ----------   -------      -------       -------       ------
      Loss for through
      period ended
      March 31, 1992                         -         -      (   24)             -       (   24)
                                    ----------   -------      -------       -------       ------
      Balance
      March 31, 1992                50,900,000       272      (  296)             -       (   24)
                                    ----------   -------      -------       -------       ------
      See accompanying notes.

                                         -F5-

     Hallmark Properties, Inc.
     (A Development Stage Company)
     Statement of Stockholder's Equity
     (In Thousands, Except Per Share Data)
     Years Ended March 31, 1996 and 1997

                                   Common Stock                                         Total Stock
                                    Number of               Accumulated   Stock Sub-      Holders
                                     Shares        Amount     Deficit     scriptions      Equity
                                   ------------    ------   -----------   ----------    -----------
     Reverse stock
     split (15:1),
     November 10, 1992
     ($.00 per share)              (47,506,667)        -            -             -            -

     Loss for through
     period ended
     March 31, 1993                          -         -            -             -            -

     Balance
     March 31, 1993                  3,393,333       272       (  296)            -       (   24)
                                    ----------   -------      -------       -------       ------
     Loss for through
     period ended
     March 31, 1994                          -         -            -             -            -

     Balance
     March 31, 1994                  3,393,333       272       (  296)            -       (   24)
                                    ----------   -------      -------       -------       ------
     Loss for through
     period ended
     March 31, 1995                          -         -            -             -            -

     Balance
     March 31, 1995                  3,393,333       272       (  296)            -       (   24)
                                    ----------   -------      -------       -------       ------
     Loss for through
     period ended
     March 31, 1996                          -         -            -             -            -

     Balance
     March 31, 1996                  3,393,333       272       (  296)            -       (   24)
                                    ----------   -------      -------       -------       ------
     Issuance of stock
     for cash, August 19, 1996
     ($.0006) per share             40,000,000       24             -             -           24

     Balance
     March 31, 1997                 43,393,333       296       (  296)            -            -
                                    ----------   -------      -------       -------       ------
     See accompanying notes

                                         -F6-

          Hallmark Properties, Inc.
          (A Development Stage Company)
          Statement of Cash Flows
          (In Thousands, except per share data)
          Years Ended March 31, 1996 and 1997

                                                                  Cumulative
                                                                  amount from
                                                           1996       1997    inception
                                                           ----       ----    ---------
          Cash flows from operating activities

            Net Loss                                     $     -    $     -   $(  272)

            Adjustments to reconcile Net
               Loss to Net Cash used in
              operating activities
          Increase (decrease) in
             accounts payable                                  -     (   24)   (   24)

            Net cash used in operations                        -     (   24)   (  296)
                                                         -------    -------   -------
           Cash used in investing activities                   -          -         -
                                                         -------    -------   -------
           Cash flows from financing activities
            Proceeds from sale of common
             Stock                                             -         24       296
                                                         -------    -------   -------
           Cash balance at beginning of year                   -          -         -
                                                         -------    -------   -------
           Cash balance at end of year                   $     -    $     -   $     -
                                                         =======    =======   =======


           See accompanying notes








                                          - F7 -

          Hallmark Properties, Inc.
          Notes to Financial Statements
          March 31, 1997

           1.  Summary of significant accounting policies
               ------------------------------------------
          Organization

               Hallmark Properties, Inc. ("Hallmark" or the "Company" formerly Tierra Environmental Corporation) was organized under the laws of the State of Colorado on August 11, 1986, for the purpose of evaluating and seeking merger candidates. The Company is currently considered to be in the development stage as more fully defined in the Financial Accounting Standards Board Statement No. 7. The Company has engaged in limited activities, but has not generated significant revenues to date. The Company is currently seeking business opportunities.

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

           2.  Income taxes
               ------------
               Since  its  inception,  the  Company  has  incurred   a  net
               operating loss. Accordingly, no provision has been made for income taxes.

               The Company has a net operating loss of approximately $296,000, of which $272,000 expires in 2003 and $24,000 expires in 2007.


                                         -F8-

          Related Party Transactions
          --------------------------
               On August 19, 1996 the Company entered into an agreement with James Porter and Louis Porter whereby the Porters paid $24,817 to the Company and the Company issued 40,000,000 of its common stock to the Porters (20,000,000 to each). The Company used the cash to settle outstanding liabilities (approximately $24,000 at March 31, 1996 and $0 at March 31,
               1997).

          3.   Public Offering
               ---------------
               The Company sold to the public 15,000,000 units at a public purchase price of $0.02 per unit. Each unit consists of one share of the Company's no par value common stock and common stock purchase warrant. The warrants entitle the holder to purchase one share of common stock in the Company at a purchase price of $0.10 per share and are exercisable for a two-year period commencing January 6, 1987. Upon notice to the warrantholders, the Company may redeem the warrants at a price of $0.0001 per warrant. At March 31, 1987, subscriptions for 980,050 units had been received. At April 28, 1987, the Company had received subscriptions for the remaining 14,091,950 units and the stock was issued.



























                                         -F9-