Form 10KSB/A
period 1997-03-31
HALLMARK PROPERTIES INC\OK
filed 1998-05-28
CIK 802203

FORM 10-KSB/A

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

            [X] AMEND. NO. 3 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR
                                    15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

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

               Number of shares of Common Stock, no par value, outstanding as of March 31 1998: 43,393,333.

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

          Item 6.   Management's   Discussion  and  Analysis  or  Plan   of
          Operation

          Results of Operations

          Years Ended March 31, 1996 and 1997.

               The Company raised $300,100 in April 1987 in consideration for the issuance of 15,000,000 shares of the Company's Common Stock in a public offering. The Company was essentially inactive from 1990 until the 1996 fiscal year. The Company spent all of its public offering cash in unsuccessful merger transactions prior to fiscal 1997.

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

                                     SIGNATURES

               In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this 10-KSB/A (Third Amendment) report to be signed on its behalf by the undersigned, thereunto duly authorized.

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





          TANNENBAUM & COMPANY, P.C.

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