Form 10KSB/A
period 1997-03-31
HALLMARK PROPERTIES INC\OK
filed 1998-06-03
CIK 802203

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

               There are approximately 127 record holders of the Common Stock of the Company, as of the date of this Report on Form 10-KSB/A. See Item 5(b), below.

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

          (b)  Holders.

               (b)(1) The approximate number of record holders of the Company's Common Stock, no par value, as of March 31, 1998 was
          127. This figure does not reflect an indeterminable number of shareholders whose shares are held in "street name."

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

          Dated: June 3, 1998
                                        HALLMARK PROPERTIES, INC.



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



          Dated: June 3, 1998           By    /s/ Miles D.  Wynn
                                           -----------------------------
                                           Miles D.  Wynn, President,
                                           Principle Executive Officer,
                                           Principle Accounting Officer,
                                           Principle Financial Officer,
                                           and Director


          Dated June 3, 1998            By      /s/ Karen Bejarano
                                           -----------------------------
                                           Karen Bejarano,
                                           Secretary and Director

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