Form 10-K/A
period 1997-03-31
HALLMARK PROPERTIES INC\OK
filed 1998-07-07
CIK 802203

FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

      [X] AMEND. NO. 5 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                                       THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: March 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OR THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                        COMMISSION FILE NUMBER: 33-8819-D

                            HALLMARK PROPERTIES, INC.
                            -------------------------
                 (Name of small business issuer in its charter)

                  Colorado                                    84-1036901
                  --------                                    ----------
       (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                     Identification No.)

             7810 W.  70th Drive
              Arvada, Colorado                                   80004
  (Address of principle executive offices)                    (Zip code)
  ----------------------------------------                    ----------

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

        Check if there is no disclosure of delinquent filers in response to Item 405 Regulation S-b in this form, and no disclosure will be contained, to the best of registrant's knowledge, in this Form 10-K or any amendment to this Form 10-K. [X]

        Issuer's revenues for its most recent fiscal year: $-0-
        Aggregate market value of voting stock held by non-affiliates as of May 15, 1998: $-0-

There is currently no trading market for the Registrant's securities.

        Number of shares of Common Stock, no par value, outstanding as of March 31 1998: 43,393,333.

        Documents incorporated by reference: None.

                            HALLMARK PROPERTIES, INC.

                                   FORM 10-K/A

                                     PART I

ITEM 1.        DESCRIPTION OF BUSINESS

        (A)    BUSINESS DEVELOPMENT.

        Hallmark Properties, Inc., ("Hallmark" or the "Company") was organized under the laws of the State of Colorado on August 11, 1986, for the purpose of evaluating and seeking merger candidates. Commencing in December, 1986, under the name of Diversified Management Acquisitions, Inc., the Registrant sold in a public offering 15,000,000 units at $0.02 per unit, for total proceeds of $300,100 which closed on April 28, 1987. Each unit contained one share of Common Stock and one Callable Common Stock Purchase Warrant. All Warrants expired, without exercise, on December 2, 1988. In fiscal 1992, the Company changed its name to Tierra Environmental Corporation, in connection with a merger transaction with a corporation so named; such merger transaction was not consummated, however, and the Company changed its name again (to Hallmark Properties, Inc.) in fiscal 1997. See Item 6, "Management's Discussion and Analysis or Plan of Operations," years ended March 31, 1996 and 1997.

        (B)    BUSINESS OF ISSUER.

        Since inception in 1986, management of Hallmark has been actively seeking business opportunities. Several potential candidates were identified between 1986 and the end of fiscal 1997, however, no combination with any of these companies was ever completed. The Company has no agreement in principle or any formal contract to acquire or enter into any business opportunity as of the date of this 10-K/A Report.

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

        The Company presently is filing periodic reports under the Securities Exchange Act of 1934 (the "1934 Act") on a voluntary basis. These reports consist of annual reports on Form 10-K, quarterly reports on Form 10-Q, and interim reports on Form 8-K Current Report. Under Section 15(d) of the 1934 Act, the Company was required to file such reports through the remainder of the fiscal year when its public offering registration statement was declared effective by the Commission (December 1986). Thereafter, the Company was not required to file such reports because the Company never has had the 300 shareholders of record which would make such reporting mandatory under Section 15(d).

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

        If an acquisition were to be made by the Company without funds from a registered public offering, the Company nonetheless would acquire only a business or assets which had been or could be audited. The Company would be required to file a Form 8-K Current Report to report the acquisition, including audited financial statements for the business or assets acquired.

        The Company presently does not intend to use any public notices or general advertisements in its search for business opportunities. Instead, the Company intends to rely primarily upon the business contacts of its President and Secretary in locating possible acquisition candidates.

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

        Officers and directors of the Company intend to increase their communications to their existing business contracts, to determine if such contacts include persons and companies which may be interested in an acquisition transaction with the Company. The communications will be made personally by letter or private telecommunications. No advertising campaign will be initiated by the Company.

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

        The promoters and management of the Company have been involved in the following previous blank check offerings: Mr. Wynn was president, a director, and principal shareholder of Diversified Management Acquisitions, II, Inc. ("DMAII"), a Colorado corporation which completed an initial public offering (as a blind pool) of shares in May 1988 for net proceeds of approximately $420,000 ($.01 per share). In November 1988 DMAII completed an acquisition of Constellation Development Corporation, a private marble quarry company, and Mr. Wynn resigned as an officer and director. Thereafter, in 1996, DMAII acquired Carpet Holdings, Inc. and changed its name from DMAII to Carpet Holdings, Inc. Mr. Wynn had no involvement in Constellation Development or Carpet Holdings. Mr. Wynn has had no involvement in DMAII since 1988, and has owned a nominal amount of shares in that corporation since 1996.

        The former officers and directors of the Company (Louis Porter and James Porter), who resigned in April, 1998, had been involved in one other blank check offering: Strategic International, Inc. ("SII"), a blind pool which raised approximately $420,000 in its initial public offering in 1987. Messrs. Porter were the executive officers, principal shareholders and directors of SII; they resigned their positions and sold their stock in connection with a change in control of SII in 1991. The subsequent history of SII is not known to the Company.

        The shares of Common Stock of the Company are defined as "penny stock" under rule 3a51- 1 adopted by the Commission under the 1934 Act. In general, "penny stock" includes securities which (i) are not listed on the principal stock exchanges or the National Association of Securities Dealers Automated Quotation System ("NASDAQ"); or (ii) securities which are not so listed and which have a bid price in the market of less than $5.00; or (iii) securities of an issuer with net tangible assets of less than $2 million ($5 million if the issuer has been in continuous operation for less than three years), or which has had average revenue of less than $6 million for the last three years.

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

        As of the date of this Form 10-K/A, none of the officers, directors, or promoters of the Company, or any of their affiliates or associates, have had any preliminary contact or discussions with and there are no present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction.

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

        There are approximately 127 record holders of the Common Stock of the Company, as of the date of this Report on Form 10-K/A. See Item 5(b), below.

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

        Reference is made to the financial statements and notes thereto included with this Form 10- K/A report.

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

ITEM 7.        FINANCIAL STATEMENTS

        The following financial statements are filed as a part of this Form 10-K immediately following the signature page:

        Report of Independent Certified Public
          Accountants............................................F-1

        Balance Sheet - March 31, 1996 and 1997 .................F-2

        Statement of Operations - For the Years
          Ended March 31, 1996 and 1997
          and Cumulative Amounts from
          Inception of the Development
          Stage (August 11, 1986)
          through March 31, 1997.................................F-3

        Statement of Stockholders'
          Equity (Deficit) - For the Period
          from Inception of the Development
          Stage (August 11, 1986) through
          March 31, 1997.........................................F-4-6

        Statements of Cash Flows - For the Years
          Ended March 31, 1996 and 1997
          and Cumulative Amounts from
          Inception of the Development
          Stage (August 11, 1986)
          through March 31, 1997.................................F-7

        Notes to Financial Statements - For the
          Years Ended March 31, 1996 and 1997....................F-8-9


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

        As of December 8, 1997 the Board of Directors appointed a new firm of independent public accountants to audit the financial statements of the Company. The new firm is Tannenbaum & Company, P.C., 1873 south Bellaire, Suite 908, Denver, Colorado 80222. The new firm has audited the financial statements of the Company for the two fiscal years ended March 31, 1997. This Form 10-K/A report includes the financial statements and audit reports thereon for such years.

        The Company has not consulted with Tannenbaum & Company, P.C. regarding either the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered.

        A letter from Henderson addressed to the Securities and Exchange Commission, which letter concurs with the statements made by the Company concerning Henderson in its Form 8-K report was filed as an exhibit with the Form 8-K report, and is incorporated into this Form 10-K/A by reference.

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

Name                         Age                          Position
----                         ---                          --------

Miles D.  Wynn             44                Director, President and Treasurer

Karen J. Bejarano          51                Director and Secretary

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

        The officers and directors of the Company are expected to devote from a few hours per week, up to their full time on the business of the Company, depending on the level of activities at the time. For example, relatively little time may be required when acquisition candidates have been identified but further evaluation awaits delivery of documents and background information on the candidates. However, a great deal of time would be required to evaluate the candidate once documents are available, and to negotiate and finalize the terms of an acquisition transaction. After consummation of an acquisition, the officers and directors of the Company would probably resign to let new management operate the Company, however, it is possible that the original officers and directors would continue to serve the Company.

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

                                                            Amount and
                  Name and Address                          Nature of                  Percent
Title of          of Beneficial                             Beneficial                 of
Class             Owner                                     Ownership                  Class
-----             -----                                     ---------                  -----

Common            Karen J.  Bejarano*                        -0-                         -0-
Stock             7810 W.  70th Drive
                  Arvada, CO 80004

Common            Esther Entertainment, Inc.               21,500,000                    51%
Stock             4415 Cahita Court
                  Denver, CO 80216

Common            Miles D.  Wynn*                          29,000,000(1)                 69%
Stock             4415 Cahita Court
                  Denver, CO 80216

Common            Robert Chester                            6,000,000                    14%
Stock             1507 Macley Court
                  Kelowna, BC, Canada V1Y 9L6

Common            Officers and directors                   29,000,000                    69%
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

Number    Description

3.1 Articles of Incorporation, as amended, incorporated by reference from the Annual Report on Form 10-K for the five fiscal years ended March 31, 1991.

3.2 Bylaws, incorporated by reference form the Annual Report on Form 10-K for the five fiscal years ended March 31, 1991.

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

        The Registrant has not sent to its security holders any annual report or proxy material during the last fiscal year. If such report of proxy material is furnished to security holders subsequent to the filing of this Form 10-K/A, the Registrant shall furnish copies of such material to the Commission when it is sent to security holders.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this 10-K/A (Fifth Amendment) report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 7, 1998                         HALLMARK PROPERTIES, INC.



                                            By    /s/ Miles D.  Wynn
                                               ----------------------------
                                               Miles D.  Wynn, President


        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.



Dated: July 7, 1998                         By    /s/ Miles D.  Wynn
                                              -----------------------------
                                               Miles D.  Wynn, President,
                                               Principle Executive Officer,
                                               Principle Accounting Officer,
                                               Principle Financial Officer,
                                               and Director


Dated: July 7, 1998                         By      /s/ Karen Bejarano
                                               ----------------------------
                                                Karen Bejarano,
                                                Secretary and Director

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