Form 10-K
period 1998-03-31
HALLMARK PROPERTIES INC\OK
filed 1998-07-21
CIK 802203

FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED: MARCH 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OR THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                        COMMISSION FILE NUMBER: 33-8819-D

                            HALLMARK PROPERTIES, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

              Colorado                                         84-1036901
--------------------------------------------              ----------------------
    State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                          Identification No.)

         7810 W.  70th Drive
           Arvada, Colorado                                      80004
--------------------------------------------               ---------------------
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

        Check if there is no disclosure of delinquent filers in response to Item 405 Regulation S-b in this form, and no disclosure will be contained, to the best of registrant's knowledge, in this Form 10-K or any amendment to this Form 10-K. [X]

        Issuer's revenues for its most recent fiscal year: $-0-
        Aggregate market value of voting stock held by non-affiliates as of July 15, 1998: $-0-

There is currently no trading market for the Registrant's securities.

        Number of shares of Common Stock, no par value, outstanding as of March 31, 1998: 43,393,333.

        Documents incorporated by reference: None.

                            HALLMARK PROPERTIES, INC.

                                   FORM 10-K/A

                                     PART I

ITEM 1.        DESCRIPTION OF BUSINESS

        (A)    BUSINESS DEVELOPMENT.

        Hallmark Properties, Inc., ("Hallmark" or the "Company") was organized under the laws of the State of Colorado on August 11, 1986, for the purpose of evaluating and seeking merger candidates. Commencing in December, 1986, under the name of Diversified Management Acquisitions, Inc., the Registrant sold in a public offering 15,000,000 units at $0.02 per unit, for total proceeds of $300,100 which closed on April 28, 1987. Each unit contained one share of Common Stock and one Callable Common Stock Purchase Warrant. All Warrants expired, without exercise, on December 2, 1988. In fiscal 1992, the Company changed its name to Tierra Environmental Corporation, in connection with a merger transaction with a corporation so named; such merger transaction was not consummated, however, and the Company changed its name again (to Hallmark Properties, Inc.) in fiscal 1997. See Item 6, "Management's Discussion and Analysis or Plan of Operations," years ended March 31, 1997 and 1998.

        (B)    BUSINESS OF ISSUER.

        Since inception in 1986, management of Hallmark has been actively seeking business opportunities. Several potential candidates were identified between 1986 and the end of fiscal 1998, however, no combination with any of these companies was ever completed. The Company has no agreement in principle or any formal contract to acquire or enter into any business opportunity as of the date of this 10-K/A Report.

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

        In the future, the Company intends to initiate discussions with other brokerage firms regarding market making activities for the Company's securities. To date the Company has not initiated any such discussions, but the officers and directors of the Company may begin such discussions with one or more firms in July or August 1998. No consultants will be used in connection with such discussions.

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

        As of the date of this Form 10-K, none of the officers, directors, or promoters of the Company, or any of their affiliates or associates, have had any preliminary contact or discussions with and there are no present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction.

        The present management of the Company became acquainted with the Company when it was organized in 1986. Mr. Wynn was president and a director of the Company from 1986 until he resigned such positions in 1988. Mr. Wynn subsequently (in April 1998) again became president and a director in connection with his purchase of shares from Louis Porter and James Porter, in a transaction to which the Company was not a part. From the time he resigned in 1988, until he became president in April, 1998, Mr. Wynn was not involved with the management of the Company directly or indirectly, and he did not provide any services to the Company during that 10 year period of time.

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

        There are approximately 127 record holders of the Common Stock of the Company, as of the date of this Report on Form 10-K. See Item 5(b), below.

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

        During the fiscal year ended March 31, 1997, the Company issued a total of 40 million shares of restricted Common Stock to two persons (Louis Porter and James Porter). The issuances in 1996 to Louis Porter and James Porter were made by the Company in reliance upon Section 4(2) of the 1933 Act and Rule 501 of Regulation D, because such persons were officers or directors of the Company at that time and therefore were deemed to be "accredited investors." No underwriter was involved in these transactions.

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

(B)     HOLDERS.

        (b)(1) The approximate number of record holders of the Company's Common Stock, no par value, as of March 31, 1998 (and as of the date this Form 10-K is filed) was 127. This figure does not reflect an indeterminable number of shareholders whose shares are held in "street name."

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

Years Ended March 31, 1997 and 1998.

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

        Reference is made to the financial statements and notes thereto included with this Form 10-K report.

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

        For the year ending March 31, 1999, the Company will continue reviewing opportunities to merge with or acquire other companies. The Company may need a substantial amount of capital from third parties to close any merger or acquisition transaction, however there can be no assurance that the Company will be able to raise such needed funds.

ITEM 7.        FINANCIAL STATEMENTS

        The following financial statements are filed as a part of this Form 10-K immediately following the signature page:

        Report of Independent Certified Public
          Accountants............................................F-1

        Balance Sheet - March 31, 1997 and 1998..................F-2

        Statement of  Operations  - For the Years
          Ended March 31, 1997 and 1998
          and Cumulative Amounts from Inception
          of the Development Stage (August
          11, 1986) through March 31, 1998.......................F-3

        Statement of Stockholders' Equity
          (Deficit) For the Period from
          Inception of the Development
          Stage (August 11, 1986) through
          March 31, 1998.........................................F-4-7

        Statements of Cash Flows - For the
          Years Ended March 31, 1997 and 1998
          and Cumulative Amounts from
          Inception of the Development Stage
          (August 11, 1986)
          through March 31, 1998.................................F-8

        Notes to Financial Statements - For the
          Years Ended March 31, 1997 and 1998....................F-9-10


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        During the fiscal year ending March 31, 1998, the Company filed a report on Form 8-K in December 1997 reporting the change (as of October 16, 1997) of independent public accountants. The Company dismissed J. Karean Henderson ("Henderson") as its principal independent public accountant. Henderson had been engaged in 1997 to audit the Company's financial statements for the two fiscal years which ended on March 31, 1997. During the period when Henderson was engaged, there were no disagreements with Henderson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which if not resolved to the satisfaction of Henderson would have caused Henderson to make reference to any such matter in her reports, nor were there any other reportable events.

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

        As of December 8, 1997 the Board of Directors appointed a new firm of independent public accountants to audit the financial statements of the Company. The new firm is Tannenbaum & Company, P.C., 1873 south Bellaire, Suite 908, Denver, Colorado 80222. The new firm has audited the financial statements of the Company for the three fiscal years ended March 31, 1998. This Form 10-K report includes the financial statements and audit reports thereon for 1997 and 1998.

        The Company has not consulted with Tannenbaum & Company, P.C. regarding either the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered.

        A letter from Henderson addressed to the Securities and Exchange Commission, which letter concurs with the statements made by the Company concerning Henderson in its Form 8-K report was filed as an exhibit with the Form 8-K report, and is incorporated into this Form 10-K by reference.

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
Stock             as a group (two persons)

*Officers and directors.

        (1) Includes 7,500,000 shares owned directly, and 21,500,000 shares owned by Esther Entertainment, Inc., a private corporation controlled by Mr. Wynn. Esther Entertainment, Inc. is a private housing construction company based in Denver, Colorado.

        Robert Chester is not an affiliate of Miles D. Wynn or any former officers or directors of the Company.

        The Porters, who offered and sold the restricted securities of the Company to other individuals, conducted such efforts pursuant to the exemption from registration under the 1933 Act, which is provided by Section 4(1) of the 1933 Act, if the securities are restricted from subsequent resale, the purchasers are able to fend for themselves in investment affairs, and all material information about the issuer of the securities (the Company) is provided to the purchasers before the sales transaction is effected.

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

(D)     TRANSACTIONS WITH PROMOTERS.

        Not applicable.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits required to be filed are listed below and, except where incorporated by reference, immediately follow the Financial Statements.

Number             Description
------             -----------

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

3.3 Articles of Amendment to the Articles of Incorporation, incorporated by reference from the Form 8-K dated August 19, 1996 filed August 21, 1996.

        (b) During the last quarter of the period covered by this report the Company filed no reports on Form 8-K. During the first quarter (ended June 30, 1998) of fiscal 1999, the Company filed a Form 8-K Report for the change in control of the Company, which resulted in the ownership of Common Stock as set forth under Item 11 hereof.

        As of April 9, 1998 Louis Porter, then the president and a director of the Company, and James Porter, then the vice-president, secretary and a director of the Company, entered into a private transaction by which they sold to Miles Wynn and Robert Chester 35,000,000 shares of restricted Common Stock of the Company held by Louis Porter and James Porter. Louis Porter and James Porter sold additional amounts of their shares of restricted Common Stock held by them to several other individuals, each of whom holds less than 5% of the outstanding shares of Common Stock; such individuals are not related to one another, to the knowledge of the Company. A total of $75,000 was paid to the Porters in this transaction ($.002 per share).

        Following the sale, to which transaction the registrant was not a party, Louis Porter and James Porter elected Miles Wynn and Karen Bejarano to be directors of the Company. Thereafter, Miles Wynn became the president and Karen Bejarano became the secretary of the Company. Mr. Wynn was the original founder and president of the Company in 1986; Ms. Bejarano is his sister.

        The purchasers acquired the shares with their own personal financial resources. The purchased shares are owned by the purchasers; there are no pledge arrangements in place or contemplated with respect to the purchased shares. There are no arrangements or understandings among members of the former and members of the new control groups and any of their associates, with respect to the election of directors (other than the election of Mr. Wynn and Ms. Bejarano, as disclosed above) or any other matters.


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE EXCHANGE ACT:

        The Registrant has not sent to its security holders any annual report or proxy material during the last fiscal year. If such report or proxy material is furnished to security holders subsequent to the filing of this Form 10-K, the Registrant shall furnish copies of such material to the Commission when it is sent to security holders.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this 10-K report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 20, 1998                        HALLMARK PROPERTIES, INC.



                                            By    /s/ Miles D.  Wynn
                                               ---------------------------------
                                               Miles D.  Wynn, President



        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.



Dated: July 20, 1998                        By    /s/ Miles D.  Wynn
                                              ----------------------------------
                                               Miles D.  Wynn, President,
                                               Principle Executive Officer,
                                               Principle Accounting Officer,
                                               Principle Financial Officer,
                                               and Director


Dated: July 20, 1998                        By      /s/ Karen Bejarano
                                               ---------------------------------
                                               Karen Bejarano,
                                               Secretary and Director

May 1, 1998


The Board of Directors
Hallmark Properties, Inc.
Denver, Co.

We have audited the Balance Sheet of Hallmark Properties, Inc. (formerly Tierra Environmental Corporation), (a development stage company) as of March 31, 1997 and 1998, and the related Statement of Operations, Stockholders' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hallmark Properties, Inc. as of March 31, 1997 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





TANNENBAUM & COMPANY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS














                                             -F1-

Hallmark Properties, Inc.
(A Development Stage Company)
Balance Sheet
(In Thousands, Except Per Share Data)
March 31, 1997 and 1998

                                                    1997              1998
                                                    ----              ----
ASSETS

 Current assets
  Cash and cash equivalents                      $        -        $        -
  Accounts receivable                                     -                 -
  Inventory                                               -                 -
  Short term notes receivable                             -                 -
                                                 ----------        ----------

    Total current assets                                  -                 -
                                                 ----------        ----------

 Other assets
  Real estate
  Other                                                   -                 -
                                                 ----------        ----------

    Total other assets                                    -                 -
                                                 ----------        ----------
                                                          -                 -
                                                 ==========        ==========

LIABILITIES  AND  STOCKHOLDER'S  EQUITY

 Current liabilities
  Accounts payable                                        -                 -
  Notes payable                                           -                 -
                                                 ----------        ----------

    Total current liabilities                             -                 -
                                                 ----------        ----------

 Stockholder's Equity
  Common stock, no par value, 400,000,000
   shares authorized, issued and outstanding
   50,900,000 and 50,900,000 at March 31,
   1990 and 1991 respectively                           296               296

  Deficit accumulated during the
  development stage.                             (      296)       (      296)
                                                 ----------        ----------

    Total Stockholder's Equity                   $(      -)        $(      - )
                                                 =========         ==========
                                                 $        -        $        -
                                                 ==========        ==========
 See accompanying notes


                                     - F2 -

Hallmark Properties, Inc.
(A Development Stage Company)
Statement of Operations
(In Thousands, except per share data)
Years Ended March 31, 1997 and 1998

                                                                Cumulative
                                                                amount from
                                                     1997          1998        inception
                                                  ----------    ----------    ----------
 Income from operations                           $        -    $        -     $        7

 Cost of sales                                             -             -              -
                                                  ----------    ----------     ----------

 Gross profit                                              -             -              7
                                                  ----------    ----------     ----------

 Expenses
Organizational costs
  SEC (State and Federal)                                  -             -              1
Bank charges                                               -             -              -
Dues, fees, postage,
  printing and telephone                                   -             -              1
Legal, professional and
  consulting                                               -             -             10
Merger expense                                             -             -            261
Miscellaneous                                              -             -              4
Rent expense                                               -             -              6
Salaries                                                   -             -             19
Taxes                                                      -             -              -
Travel and entertainment                                   -             -              1
                                                  ----------    ----------      ---------

Total expenses                                             -             -            303
                                                  ----------    ----------     ----------

 Net income before income taxes                            -             -     (      296)
                                                  ----------    ----------     ----------

 Income taxes                                              -             -              -
                                                  ----------    -----------    ----------

 Net income                                                -             -     (      296)

 Retained Earnings
  (Accumulated deficit),
  beginning of the year                           (      296)   (      296)             -
                                                  ----------    ----------     ----------

  (Accumulated deficit),
  end of the year                                 $(     296)   $(     296)    $(     296)
                                                  ==========    ==========     ==========

 Per share earnings during
  reporting period                                $        -    $        -     $        -
                                                  ----------    ----------     ----------

 Weighted average number
  of shares                                        18,845,378    43,393,333    33,626,199
                                                  -----------   -----------    ----------

 See accompanying notes

                                               - F3 -

Hallmark Properties, Inc.
(A Development Stage Company)
Statement of Stockholder's Equity
(In Thousands, Except Per Share Data)
Years Ended March 31, 1997 and 1998

                                 Common Stock                                             Total Stock
                                   Number of                   Accumulated   Stock Sub-     Holders
                                    Shares         Amount        Deficit     scriptions     Equity
                                    ------         ------        -------     ----------     ------

 Balance August 11, 1986                   -     $       -     $       -      $       -     $       -

 Issuance of stock
 for cash, August
 12, 1986
 ($0.0001 per
  share                           33,500,000             3             -              -             3

 Issuance of stock
 for cash, August
 27, 1986
 ($0.005 per
  share                            2,200,000            11             -              -            11

 Issuance of stock
 for cash, August
 27, 1986
 ($0.005 per
  share                              200,000             1             -              -             1

 Stock subscriptions
 received                                                -             -             20            20

 Loss for period ended
 March 31, 1987                            -             -      (      4)              -     (      4)
                                  ----------     ---------      --------       ---------     --------

 Balance
 March 31, 1987                   35,900,000            15     (      4)             20            31


 Issuance of stock
 for cash, April
 1987 ($.02) per
 share                            15,000,000     $     257     $       -      $(    20)     $     237



 See accompanying notes



                                      - F4 -

Hallmark Properties, Inc.
(A Development Stage Company)
Statement of Stockholder's Equity
(In Thousands, Except Per Share Data)
Years Ended March 31, 1997 and 1998

                                 Common Stock                                              Total Stock
                                   Number of                   Accumulated   Stock Sub-      Holders
                                    Shares         Amount        Deficit     scriptions      Equity
                                    ------         ------        -------     ----------      ------


 Loss for period ended
 March 31, 1988                            -             -     (    268)              -     (    268)
                                 -----------     ---------     --------       ---------     --------

 Balance
 March 31, 1988                   50,900,000           272     (    272)              -             -

 Loss for through
 period ended
 March 31, 1989                            -             -             -              -             -
                                 -----------     ---------     ---------      ---------     ---------

 Balance
 March 31, 1989                   50,900,000           272     (    272)              -             -
                                 -----------     ---------     --------       ---------     ---------

 Loss for through
 period ended
 March 31, 1990                            -             -             -              -             -
                                 -----------     ---------     ---------      ---------     ---------

 Balance
 March 31, 1990                   50,900,000           272     (    272)              -             -
                                 -----------     ---------     --------       ---------     ---------

 Loss for through
 period ended
 March 31, 1991                            -             -             -              -             -
                                 -----------     ---------     ---------      ---------     ---------

 Balance
 March 31, 1991                   50,900,000           272     (    272)              -             -
                                 -----------     ---------     --------       ---------     ---------

 Loss for through
 period ended
 March 31, 1992                            -             -     (     24)              -     (     24)
                                 -----------     ---------     --------       ---------     --------

 Balance
 March 31, 1992                   50,900,000           272     (    296)              -     (     24)
                                 -----------     ---------     --------       ---------     --------

Reverse stock
  split (15:1),
  November 10,
 1992 ($.00 per
 share)                         (47,506,667)            -             -              -             -

 See accompanying notes.

                                                -F5-

Hallmark Properties, Inc.
(A Development Stage Company)
Statement of Stockholder's Equity
(In Thousands, Except Per Share Data)
Years Ended March 31, 1997 and 1998

                                 Common Stock                                             Total Stock
                                   Number of                   Accumulated   Stock Sub-     Holders
                                    Shares         Amount        Deficit     scriptions     Equity
                                    ------         ------        -------     ----------     ------
Loss for through
period ended
March 31, 1993                            -             -             -              -             -

Balance
March 31, 1993                     3,393,333           272     (    296)              -     (     24)
                                  ----------     ---------     --------       ---------     --------

Income for
year ended
March 31, 1994                            -             -             -              -             -

Balance
March 31, 1994                     3,393,333           272     (    296)              -     (     24)
                                  ----------     ---------     --------       ---------     --------

Income for
year ended
March 31, 1995                            -             -             -              -             -

Balance
March 31, 1995                     3,393,333           272     (    296)              -     (     24)
                                  ----------     ---------     --------       ---------     --------

Income for
year ended
March 31, 1996                            -             -             -              -             -

Balance
March 31, 1996                     3,393,333           272     (    296)              -     (     24)
                                  ----------     ---------     --------       ---------     --------

Issuance of stock
for cash, August 19,
1996 ($.0006)
per share
                                  40,000,000           24             -              -            24
See accompanying notes



                                                -F6-

Hallmark Properties, Inc.
(A Development Stage Company)
Statement of Stockholder's Equity
(In Thousands, Except Per Share Data)
Years Ended March 31, 1997 and 1998

                                 Common Stock                                             Total Stock
                                   Number of                   Accumulated   Stock Sub-     Holders
                                    Shares         Amount        Deficit     scriptions     Equity
                                    ------         ------        -------     ----------     ------
Income for
year ended
March 31, 1997                            -             -             -              -             -

Balance
March 31, 1997                    43,393,333           296     (    296)              -            -
                                  ----------     ---------     --------       ---------    ---------

Income for
year ended
March 31, 1998                            -             -             -              -             -

Shares canceled
March 30, 1998                   (1,409,637)             -            -               -            -
                                 ----------      ---------     --------       ---------    ---------

Balance
March 31, 1998                    41,983,696     $     296     $(   296)      $       -    $       -
                                  ==========     =========     ========       =========    =========


See accompanying notes.


















                                                -F7-

Hallmark Properties, Inc.
(A Development Stage Company)
Statement of Cash Flows
(In Thousands, except per share data)
Years Ended March 31, 1997 and 1998

                                                                        Cumulative
                                                                        amount from
                                                             1997          1998         inception
                                                          ----------    ----------     ----------

 Cash flows from operating activities

  Net Loss                                                $        -    $        -     $(     272)

  Adjustments to reconcile Net
     Loss to Net Cash used in
    operating activities
Increase (decrease) in
   accounts payable                                       (       24)            -     (       24)

  Net cash used in operations                             (       24)            -     (      296)
                                                          ----------    ----------     ----------

 Cash used in investing activities                                 -              -              -
                                                          ----------    -----------    -----------

 Cash flows from financing activities
  Proceeds from sale of common
   Stock                                                          24             -             296
                                                          ----------    ----------     -----------

 Cash balance at beginning of year                                  -             -              -
                                                          -----------   -----------    -----------

 Cash balance at end of year                              $         -   $         -    $         -
                                                          ===========   ===========    ===========



 See accompanying notes










                                               - F8 -

Hallmark Properties, Inc.
Notes to Financial Statements
March 31, 1998


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



                                      -F9-

Related Party Transactions

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



























                                     - F10 -