Form 10-Q
period 1998-06-30
HALLMARK PROPERTIES INC\OK
filed 1998-08-07
CIK 802203

Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                        Commission File Number 33-8817-D

                            HALLMARK PROPERTIES, INC.
                            -------------------------
             (Exact Name of Registrant as Specified in its Charter)

           COLORADO                                             84-1036901
           --------                                             ----------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

    7810 West 70th Drive
    ARVADA, COLORADO                                               80004
    ----------------                                               -----
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

Yes   X        No

The number of shares outstanding of Registrant's common stock, no par value per share at June 30, 1998 was 41,983,696 shares.

                                   Hallmark Properties, Inc.

                                            Index.

Part I.    Financial Information                                     Page No.

Item 1.    Financial Statements

                  Balance Sheets
                  June 30, 1997 and 1998                                 3

                  Statements of Operations
                  Three Months Ended
                  June 30, 1997 and 1998                                 4

                  Statements of Cash Flows
                  Three Months Ended
                  June 30, 1997 and 1998                                 5

                  Notes to Financial Statements                          6

Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          7

Part II    OTHER INFORMATION

Item 1. through Item 6.                                                  7

Signatures                                                               8

                            Hallmark Properties, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                      (In Thousands, Except Per Share Data)
                             June 30, 1997 and 1998

                                                      1997                   1998
                                                    --------               --------
               ASSETS

 Current assets
  Cash and cash equivalents                      $             -       $            -
  Accounts receivable                                          -                    -
  Inventory                                                    -                    -
  Short term notes receivable                                  -                    -
                                                 ---------------       --------------

    Total current assets                                       -                    -
                                                 ---------------       --------------

 Other assets
  Real estate
  Other                                                        -                    -
                                                 ---------------       --------------

    Total other assets                                         -                    -
                                                 ---------------       --------------

                                                               -                    -
                                                 ===============       ==============

               LIABILITIES  AND  STOCKHOLDER'S  EQUITY

 Current liabilities
  Accounts payable                                             -                    -
  Notes payable                                                -                    -
                                                 ---------------       --------------

    Total current liabilities                                  -                    -
                                                 ---------------       --------------

 Stockholder's Equity
  Common stock, no par value, 400,000,000
   shares authorized, issued and outstanding
   43,393,333 and 41,983,696 at June 30,
   1997 and 1998 respectively                               296                  296

  Deficit accumulated during the development
   stage.                                        (          296)       (         296)
                                                 --------------        -------------

    Total Stockholder's Equity                   (            -)       (           -)
                                                 --------------        -------------

                                                 $             -       $           -
                                                 ===============       =============
See accompanying notes

                                                    - 3 -

                                         Hallmark Properties, Inc.
                                       (A Development Stage Company)
                                          Statement of Operations
                                   (In Thousands, except per share data)
                                 Three Months Ended June 30, 1997 and 1998

                                                                           Cumulative
                                                                           amount from
                                                 1997         1998         inception
                                                 ----         ----         ---------

 Income from operations                     $        -       $        -     $      -

 Cost of sales                                       -                -            -
                                            ----------       ----------     --------

 Gross profit                                        -                -            -
                                            ----------       ----------     --------

 Expenses
    Organizational costs
      SEC (State and Federal)                        -                -            1
    Bank charges                                     -                -            -
    Dues, fees, postage,
      printing and telephone                         -                -            -
    Legal, professional and
      consulting                                     -                -            8
    Merger expenses                                  -                -          261
    Miscellaneous                                    -                -            1
    Rent expense                                     -                -            6
    Salaries                                         -                -           19
    Taxes                                            -                -            -
    Travel and entertainment                         -                -            -
                                            ----------       ----------     --------

          Total expenses                             -                -          296
                                            ----------       ----------     --------

 Net income before income taxes                      -                -     (    296)

 Income taxes                                        -                -             -
                                            ----------       ----------     ---------


 Net Income                                 $        -       $        -     $       -
                                            ----------       ----------     ---------

 Per share earnings during
  reporting period                          $        -       $        -     $       -
                                            ----------       ----------     ---------

 Weighted average number
  of shares                                 43,393,333       41,983,696     33,803,362
                                            ----------       ----------     ----------

See accompanying notes

                                                   - 4 -

                                         Hallmark Properties, Inc.
                                       (A Development Stage Company)
                                          Statement of Cash Flows
                                   (In Thousands, except per share data)
                                 Three Months Ended June 30, 1997 and 1998

                                                                                     Cumulative
                                                                                     amount from
                                                           1997         1998         inception
                                                           ----         ----         ---------

 Cash flows from operating activities
   Net Loss                                           $        -       $        -     $(    296)

  Adjustments to reconcile Net
   Loss to Net Cash used in
   operating activities
    Increase (decrease) in
      accounts payable                                         -                -     (       -)
                                                      ----------       ----------     ---------

  Net cash used in operations                                  -                -     (     296)
                                                      ----------       ----------     ----------

 Cash used in investing activities                             -                -             -
                                                      ----------       ----------     ---------

 Cash flows from financing activities
  Proceeds from sale of common
    Stock                                                      -                -           296
                                                      ----------       ----------     ---------

 Cash balance at beginning of year                             -                -             -
                                                      ----------       ----------     ---------

 Cash balance at end of period                        $        -       $        -     $       -
                                                      ==========       ==========     =========
















See accompanying notes
                                                    - 5 -

                            Hallmark Properties, Inc.
                          Notes to Financial Statements
                                  June 30, 1998

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

  3.    Related Party Transactions

        On August 19, 1996 the Company entered into an agreement with James Porter and Louis Porter whereby the "Porters" paid $24,817 to the Company and the Company issued 40,000,000 of its common stock to the Porters 20,000,000 to each). The Company used the cash to settle outstanding liabilities (approximately $24,000 at March 31, 1996 and $0 at March 31,1997).
                                      - 6 -

Part I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

2. Management discussion and analysis of financial condition and results of operations

        Hallmark Properties, Inc. (the "Company") was formed on August 11, 1986. Since inception, management has been actively seeking business opportunities. Several potential candidates were identified between 1986 and the end of fiscal 1998; no combination with any of these companies was ever completed, although the Company several times changed its name in anticipation of a combination with another entity being consummated.

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



HALLMARK PROPERTIES, INC.
(Registrant)


By      /s/ MILES D.  WYNN
    -------------------------------
MILES D. WYNN, President and
 Principal Financial and
 Accounting Officer