Form 10-Q
period 1998-09-30
HALLMARK PROPERTIES INC\OK
filed 1998-11-03
CIK 802203

Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                        Commission File Number 33-8817-D

                            HALLMARK PROPERTIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

              COLORADO                                       84-1036901
---------------------------------------               --------------------------
   (State or Other Jurisdiction of                        (I.R.S. Employer
    Incorporation or Organization)                       Identification No.)

     7810 West 70th Drive
     ARVADA, COLORADO                                           80004
---------------------------------------               --------------------------
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

Yes   X           No  ____

The number of shares outstanding of Registrant's common stock, no par value per share at September 30, 1998 was 41,983,696 shares.

                            Hallmark Properties, Inc.

                                     Index.

Part I.   Financial Information                                        Page No.

Item 1.   Financial Statements

          Balance Sheets
          September 30, 1997 and 1998                                     3

          Statements of Operations
          Six Months Ended
          September 30, 1997 and 1998                                     4

          Statements of Cash Flows
          Six Months Ended
          September 30, 1997 and 1998                                     5

          Notes to Financial Statements                                   6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   7

Part II   OTHER INFORMATION

Item 1. through Item 6.                                                   7

Signatures                                                                8

                            Hallmark Properties, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                      (In Thousands, Except Per Share Data)
                  Six Months Ended September 30, 1997 and 1998

                                                          1997                   1998
                                                        --------               --------
                  ASSETS

 Current assets
  Cash and cash equivalents                           $           -         $           -
  Accounts receivable                                             -                     -
  Inventory                                                       -                     -
  Short term notes receivable                                     -                     -
                                                      -------------         -------------

    Total current assets                                          -                     -
                                                      -------------         -------------

 Other assets
  Real estate
  Other                                                           -                     -
                                                      -------------         -------------

    Total other assets                                            -                     -
                                                      -------------         -------------

                                                                  -                     -
                                                      =============         =============

                  LIABILITIES  AND  STOCKHOLDER'S  EQUITY

 Current liabilities
  Accounts payable                                                -                     -
  Notes payable                                                   -                     -
                                                      -------------         -------------

    Total current liabilities                                     -                     -
                                                      -------------         -------------

 Stockholder's Equity
  Common stock, no par value, 400,000,000
   shares authorized, issued and outstanding
   43,393,333 and 41,983,696 at September 30,
   1997 and 1998 respectively                                  296                   296

  Deficit accumulated during the development
   stage.                                             (        296)         (        296)
                                                      ------------          ------------

    Total Stockholder's Equity                        (          -)         (          -)
                                                      ------------          ------------

                                                      $           -         $          -
                                                      =============         ============
See accompanying notes

                            Hallmark Properties, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                      (In Thousands, except per share data)
             Three and Six Months Ended September 30, 1997 and 1998

                                                                                                                     Cumulative
                                                                                                                     amount from
                                                         1997                               1998                      inception
                                       -----------------------------       ----------------------------        ------------
                                           Three             Six              Three              Six
                                          Months           Months            Months            Months
                                          ------           ------            ------            ------

 Income from operations                $         -       $         -       $        -        $        -         $         5

 Cost of sales                                   -                 -                -                 -                   -
                                       -----------       -----------       ----------        ----------         -----------

 Gross profit                                    -                 -                -                 -                   5
                                       -----------       -----------       ----------        ----------         -----------

 Expenses
     Organizational costs                        -                 -                -                 -                   1
     Bank charges                                -                 -                -                 -                   -
     Dues, fees, postage,
       printing and telephone                    -                 -                -                 -                   1
     Legal, professional and
       consulting                                -                 -                -                 -                   9
     Merger expenses                             -                 -                -                 -                 261
     Miscellaneous                               -                 -                -                 -                   2
     Rent expense                                -                 -                -                 -                   6
     Salaries                                    -                 -                -                 -                  19
     Taxes                                       -                 -                -                 -                   -
     Travel and entertainment                    -                 -                -                 -                   -
                                       -----------       -----------       ----------        ----------         -----------

           Total expenses                        -                 -                -                 -                 300
                                       -----------       -----------       ----------        ----------         -----------

 Net income before income taxes                  -                 -                -                 -                (295)

 Income taxes                                    -                 -                -                 -                   -
                                       -----------       -----------       ----------        ----------         -----------

 Net Income                            $         -       $         -       $        -        $        -         $      (295)
                                       -----------       -----------       ----------        ----------         -----------

 Per share earnings during
  reporting period                     $         -       $         -       $        -        $        -         $         -
                                       -----------       -----------       ----------        ----------         -----------

 Weighted average number
  of shares                             43,393,333        43,393,333       41,983,696        41,983,696          33,130,723
                                       -----------       -----------       ----------        ----------         -----------

See accompanying notes

                            Hallmark Properties, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                      (In Thousands, except per share data)
             Three and Six Months Ended September 30, 1997 and 1998

                                                                                                                 Cumulative
                                                                                                                 amount from
                                                    1997                               1998                       inception
                                       -----------------------------       ----------------------------         ------------
                                           Three             Six              Three              Six
                                          Months           Months            Months            Months
                                          ------           ------            ------            ------

Cash flows from operating
     activities

Net Income (loss)                      $         -       $         -       $        -       $         -         $       270

Adjustments to reconcile
 Net Loss to Net Cash
 used in operating
 activities
Increase (decrease) in
   Accounts Payable                              -                 -                -                 -                  24
                                       -----------       -----------       ----------       -----------         -----------

Net cash used in
 Operations                                      -                 -                -                 -                 294
                                       -----------       -----------       ----------       -----------         -----------

Cash used in investing
 activities                                      -                 -                -                 -                   -
                                       -----------       -----------       ----------       -----------         -----------

Cash flows from financing
 activities
 Proceeds from sale of
   Common Stock                                  -                 -                -                 -                (294)
                                       -----------       -----------       ----------       -----------         -----------

Cash balance at beginning
 of the year                                     -                 -                -                 -                   -
                                       -----------       -----------       ----------       -----------         -----------


Cash balance at end of
 the year                              $         -       $         -       $        -       $         -         $         -
                                       -----------       -----------       ----------       -----------         -----------





See accompanying notes

                            Hallmark Properties, Inc.
                          Notes to Financial Statements
                               September 30, 1998


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

  3.     Related Party Transactions

         On August 19, 1996 the Company entered into an agreement with James Porter and Louis Porter whereby the "Porters" paid $24,817 to the Company and the Company issued 40,000,000 of its common stock to the Porters, 20,000,000 to each). The Company used the cash to settle outstanding liabilities (approximately $24,000 at March 31, 1996 and $0 at March 31,1997).

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

2.       Changes in Securities  None

3.       Defaults upon senior securities  Not applicable

4.       Submission of matters to a vote of security holders  Not applicable

5.        Other information  Not applicable

6.       Exhibits and reports on Form 8-K

         (a)  Exhibits  Not applicable

         (b)  Reports on Form 8K

              An amendment to Form 8-K reporting an event of April 9, 1998 was filed on July 7, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



HALLMARK PROPERTIES, INC.
(Registrant)


By      /s/ Miles D. Wynn
     ------------------------------
     MILES D. WYNN, President and
     Principal Financial and
     Accounting Officer