Form 10-Q
period 1998-12-31
HALLMARK PROPERTIES INC\OK
filed 1999-02-01
CIK 802203

Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                        Commission File Number 33-8817-D

                            HALLMARK PROPERTIES, INC.
                            -------------------------
             (Exact Name of Registrant as Specified in its Charter)

              COLORADO                                         84-1036901
   ------------------------------------               --------------------------
   (State or Other Jurisdiction of                          (I.R.S. Employer
    Incorporation or Organization)                         Identification No.)

     P. O. BOX 44084L
     AURORA, COLORADO                                             80044
   ------------------------------------               --------------------------
     (Address of Principal                                     (Zip Code)
     Executive Offices)

                                 (303) 901-4238
                                 --------------
               (Registrants Telephone Number, Including Area Code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes   X           No  ____

The number of shares outstanding of Registrant's common stock, no par value per share at December 31, 1998 was 41,983,696 shares.

                            Hallmark Properties, Inc.

                                     Index.

Part I.           Financial Information                             Page No.

Item 1.           Financial Statements

                  Balance Sheets
                  December 31, 1997 and 1998                             3

                  Statements of Operations
                  Nine Months Ended
                  December 31, 1997 and 1998                             4

                  Statements of Cash Flows
                  Nine Months Ended
                  December 31, 1997 and 1998                             5

                  Notes to Financial Statements                          6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          7

Part II           OTHER INFORMATION

Item 1. through Item 6.                                                  7

Signatures                                                               8

                            Hallmark Properties, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                      (In Thousands, Except Per Share Data)
                  Nine Months Ended December 31, 1997 and 1998

                                                       1997                        1998
                                                     --------                    ------
                  ASSETS

 Current assets
  Cash and cash equivalents                      $               -         $               -
  Accounts receivable                                            -                         -
  Inventory                                                                -                         -
  Short term notes receivable                                    -                         -
                                                 -----------------         -----------------

    Total current assets                                         -                         -
                                                 -----------------         -----------------

 Other assets
  Real estate
  Other                                                          -                         -
                                                 -----------------         -----------------

    Total other assets                                           -                         -
                                                 -----------------         -----------------

                                                                 -                         -
                                                 =================         =================

                  LIABILITIES  AND  STOCKHOLDERS'  EQUITY

 Current liabilities
  Accounts payable                                               -                         -
  Notes payable                                                  -                         -
                                                 -----------------         -----------------

    Total current liabilities                                    -                         -
                                                 -----------------         -----------------

 Stockholders' Equity
  Common stock, no par value, 400,000,000
   shares authorized, issued and outstanding
   43,393,333 and 41,983,696 at December 31,
   1997 and 1998, respectively                                296                       296

  Deficit accumulated during the development
   stage.                                        (            296)         (            296)
                                                 ----------------          ----------------

    Total Stockholders' Equity                   (              -)         (              -)
                                                 ----------------          ----------------

                                                 $               -         $              -
                                                 =================         ================
See accompanying notes

                            Hallmark Properties, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                      (In Thousands, except per share data)
                  Nine Months Ended December 31, 1997 and 1998

                                                                                   Cumulative
                                                                                   amount from
                                                  1997              1998           inception
                                              -----------        ----------       ----------

 Income from operations                     $          -        $          -       $         5

 Cost of sales                                         -                   -                 -
                                            ------------        ------------       -----------

 Gross profit                                          -                   -                 5
                                            ------------        ------------       -----------

 Expenses
     Organizational costs
       SEC (State and Federal)                         -                   -                 1
     Bank charges                                      -                   -                 -
     Dues, fees, postage,
       printing and telephone                          -                   -                 1
     Legal, professional and
       consulting                                      -                   -                 9
     Merger expenses                                   -                   -               261
     Miscellaneous                                     -                   -                 2
     Rent expense                                      -                   -                 6
     Salaries                                          -                   -                19
     Taxes                                             -                   -                 -
     Travel and entertainment                          -                   -                 -
                                            ------------        ------------       -----------

           Total expenses                              -                   -               300
                                            ------------        ------------       -----------

 Net income before income taxes                        -                   -       (       295)

 Income taxes                                          -                   -                 -
                                            ------------        ------------       -----------


 Net Income                                 $          -        $          -       $      (295)
                                            ------------        ------------       -----------

 Per share earnings during
  reporting period                          $          -        $          -       $         -
                                            ------------        ------------       -----------

 Weighted average number
  of shares                                   43,393,333          41,983,696         33,130,723
                                            ------------         -----------       ------------

See accompanying notes

                            Hallmark Properties, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                      (In Thousands, except per share data)
                  Nine Months Ended December 31, 1997 and 1998

                                                                                        Cumulative
                                                                                        amount from
                                                       1997              1998            inception
                                                    -----------       ----------        ----------

 Cash flows from operating activities
   Net Loss                                      $          -        $          -       $(      270)

  Adjustments to reconcile Net
   Loss to Net Cash used in
   operating activities
     Increase (decrease) in
      accounts payable                                      -                   -       (        24)
                                                 ------------        ------------       -----------

  Net cash used in operations                               -                   -       (       294)
                                                 ------------        ------------       ------------

 Cash used in investing activities                          -                   -                 -
                                                 ------------        ------------       -----------

 Cash flows from financing activities
  Proceeds from sale of common
    Stock                                                   -                   -               294
                                                 ------------        ------------       -----------

 Cash balance at beginning of year                          -                   -                 -
                                                 ------------        ------------       -----------

 Cash balance at end of period                   $          -        $          -       $         -
                                                 ============        ============       ===========





See accompanying notes

                            Hallmark Properties, Inc.
                          Notes to Financial Statements
                                December 31, 1998

1.   Summary of significant accounting policies

     Organization

         Hallmark Properties, Inc. ("Hallmark" or the "Company" (formerly Tierra Environmental Corporation)) was organized under the laws of the State of Colorado on August 11, 1986, for the purpose of evaluating and seeking merger candidates. The Company is currently considered to be in the development stage as more fully defined in the Financial Accounting Standards Board Statement No. 7. The Company has engaged in limited activities, but has not generated significant revenues to date. The Company is currently seeking business opportunities.

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

Part II - OTHER INFORMATION

1.  Legal proceedings  There are none.

2.  Changes in Securities  None.

3.  Defaults upon senior securities Not applicable.

4.  Submission of matters to a vote of security holders Not applicable.

5.  Other information Not applicable.

6.  Exhibits and reports on Form 8-K

    (a)  Exhibits  Not applicable.

    (b) Reports on Form 8K None.

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