Form 10-Q/A
period 1998-12-31
HALLMARK PROPERTIES INC\OK
filed 1999-02-09
CIK 802203

Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q/A
                                  AMENDMENT NO. 1

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

     P. O. BOX 440842
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
                                                 =================         ================
See accompanying notes

                            Hallmark Properties, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                      (In Thousands, except per share data)
                  Nine Months Ended December 31, 1997 and 1998

                                                                                                                      Cumulative
                                                                                                                      amount from
                                                         1997                               1998                       inception
                                            -----------------------------       ----------------------------        ------------
                                                Three            Nine              Three             Nine
                                               Months           Months            Months            Months
                                               ------           ------            ------            ------

 Income from operations                     $         -       $         -       $       -        $         -         $          5

 Cost of sales                                        -                 -               -                  -                    -
                                            -----------       -----------       ---------        -----------         ------------

 Gross profit                                         -                 -               -                  -                    5
                                            -----------       -----------       ---------        -----------         ------------

 Expenses
     Organizational costs                             -                 -                -                 -                   1
     Bank charges                                     -                 -                -                 -                   -
     Dues, fees, postage,
       printing and telephone                         -                 -                -                 -                   1
     Legal, professional and
       consulting                                     -                 -                -                 -                   9
     Merger expenses                                  -                 -                -                 -                 261
     Miscellaneous                                    -                 -                -                 -                   2
     Rent expense                                     -                 -                -                 -                   6
     Salaries                                         -                 -                -                 -                  19
     Taxes                                            -                 -                -                 -                   -
     Travel and entertainment                         -                 -                -                 -                   -
                                            -----------       -----------       ----------       -----------         -----------

           Total expenses                             -                 -                -                 -                 300
                                            -----------       -----------       ----------       -----------         -----------

 Net income before income taxes                       -                 -                -                 -                (295)

 Income taxes                                         -                 -                -                 -                   -
                                            -----------       -----------       ----------       -----------         -----------

 Net Income                                 $         -       $         -       $        -       $         -         $      (295)
                                            -----------       -----------       ----------       -----------         -----------

 Per share earnings during
  reporting period                          $         -       $         -       $        -       $         -         $         -
                                            -----------       -----------       ----------       -----------         -----------

 Weighted average number
  of shares                                  43,393,333        43,393,333       41,983,696        41,983,696           33,130,723
                                            -----------       -----------      -----------       -----------         ------------

See accompanying notes

                            Hallmark Properties, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                      (In Thousands, except per share data)
                  Nine Months Ended December 31, 1997 and 1998

                                                                                                                      Cumulative
                                                                                                                      amount from
                                                         1997                               1998                       inception
                                            -----------------------------       ----------------------------         ------------
                                                Three            Nine              Three             Nine
                                               Months           Months            Months            Months
                                               ------           ------            ------            ------

Cash flows from operating
   activities

Net Income (loss)                           $         -       $         -       $        -       $         -         $      (270)

Adjustments to reconcile
  Net Loss to Net Cash
   used in operating
   activities
Increase (decrease) in
   Accounts Payable                                   -                 -                -                 -                 (24)
                                            -----------       -----------       ----------       -----------         -----------

Net cash used in Operations                           -                 -                -                 -                (294)
                                            -----------       -----------       ----------       -----------         -----------

Cash used in investing activities                     -                 -                -                 -                   -
                                            -----------       -----------       ----------       -----------         -----------

Cash flows from financing activities
  Proceeds from sale of
    Common Stock                                      -                 -                -                 -                 294
                                            -----------       -----------       ----------       -----------         -----------

Cash balance at beginning
  of the year                                         -                 -                -                 -                   -
                                            -----------       -----------       ----------       -----------         -----------


Cash balance at end of
  the year                                  $         -       $         -       $        -       $         -         $         -
                                            -----------       -----------       ----------        ----------         -----------






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