Form 10KSB
period 1999-03-31
NORTON MOTORCYCLES INC
filed 1999-07-01
CIK 802203

FORM 10-KSB

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                        NORTON MOTORCYCLES, INC.

             (Name of small business issuer in its charter)

                    Commission File Number: 33-8819-D

       Colorado                                          84-1036901

   (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                        14252 - 23rd Avenue North
      Plymouth, MN                                      55447-4910

   (Address of principle executive offices)             (Zip code)

                Issuer's telephone number: (612) 694-9880

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

Check if there is no disclosure of delinquent filers in response to Item 405 Regulation S-b in this form, and no disclosure will be contained, to the best of registrant's knowledge, in this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year: $-0-

Aggregate market value of registered voting stock held by non-affiliates as of June 15, 1999: $ 3.9 million

Number of shares of Common Stock, no par value, outstanding as of June 15, 1999: 7,125,000.

Documents incorporated by reference: None.

                        NORTON MOTORCYCLES, INC.

                               FORM 10-KSB

                                 PART I

Information provided in this annual report may contain "forward-looking" information. These cautionary statements are made with the objective of obtaining the benefits of safe harbor provisions of applicable legislation. The Company cautions investors that any forward looking statements made by the Company are not guarantees of future performance and actual results may differ materially from those in the forward looking statements as a result of various factors including but not limited to the development stage nature of the Company.

The Company's common stock was reverse split on a 1 share for 42 shares basis effective April 30,1999. Unless otherwise stated, information in this annual report is presented after giving effect to the reverse stock split.

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

Norton Motorcycles, Inc., (Norton or the Company) was organized under the laws of the State of Colorado on August 11, 1986, for the purpose of evaluating and seeking merger candidates. In April 1999 the Company's name was changed to Norton Motorcycles, Inc. from Hallmark Properties, Inc.

Since its inception in 1986, the Company had no operations other than management had been actively seeking business opportunities. Several possibilities had been identified since 1986 however no transaction had been completed through March 1999. As described more fully below, in April 1999 the Company acquired the trade name Norton and certain assets used to develop a line of high performance motorcycles (the Asset Purchase).

BUSINESS OF ISSUER

Norton is a development stage enterprise now engaged in the development of a line of high performance motorcycles. Norton's business strategy is built on marketing world class motorcycles using the powerful Norton tradename. The initial product line will consist of two sport bike and three cruiser models. The sport bike product development is in an advanced stage and the Company anticipates commencing commercial production in 2000. Each of the models will be subject to regulatory approval by various governmental authorities prior to the commencement of sales.

Motorcycles have been marketed under the famous Norton tradename for nearly 100 years, although new motorcycles have not been marketed under the Norton tradename since the early 1990's. The name enjoys substantial customer loyalty as evidenced by the popularity of the Norton Owners Clubs particularily in the United States and Europe. Norton continues to be associated with high performance, advanced engineering and racing success.

Through April 1999, approximately $4.3 million had been incurred in motorcycle product line development costs by Norton Motors
International, Inc. (NMI), the entity which had been funding the motorcycle development and whose assets and technology were acquired via the Asset Purchase.

Melling Consultancy Design (MCD), a leading motor industry independent engineering and design firm, has been engaged to design the initial product line. The initial product line emphasizes high performance and advanced engineering. For example, the flagship Nemesis sport bike is expected to be the fastest and only production V-8 motorcycle in the
world.   The Company is also developing a Manx sport bike using the
Company's inline-4 engine. The Nemesis and Manx models have been completely designed and road testing is now underway using motorcycles built with production parts. Both the Nemesis and the Manx have already received favorable press coverage, especially by Motor Cycle News.
While limited quantities may be available for sale in late 1999, commercial production of the Nemesis is expected to commence in 2000.

The three cruiser models in the initial product line will use the Company's V-twin engine. The V-twin engine for the cruiser models has been designed, working engines will be tested in late 1999 and two of the cruiser models are expected to be introduced into the market place in 2000.

The motorcycle production will take place in England, Norton's traditional home. The Company will limit capital equipment requirements by utilizing third party suppliers for parts fabrication. The Company will maintain control over quality by performing the assembly function. Norton owns an assembly plant in Shenstone England. The Company may also consider other assembly sites in England and/or the United States.

Norton will market its motorcycle models and related merchandise through dealers and distributors. Management is currently in the process of selecting and entering into agreements with dealers and distributors in the United States and Europe. Motorcycle related merchandise will also be marketed through the Norton web site at www.nortonmotorcycles.com. Information with respect to the motorcycle models and merchandise can be found at the Norton web site.

The motorcycle industry is highly competitive. The Company's competitors are larger with substantially more financial resources. Competition is based on a variety of factors including product design, features, styling, performance and pricing in addition to brand name strength and customer service. While Norton's product development is not yet complete, the Company believes that the product line being developed coupled with the strength of the Norton tradename will have substantial market potential.

The Company's motorcycles will be subject to regulation by a variety of governmental authorities in the counties in which its motorcycles are sold. The regulations, which are subject to revision, address safety, noise and emission standards. Initially the Company will seek to have its models approved for sale in the United Kingdom, Europe and the United States.

The majority of the Company's efforts are focused on the design and development of the initial motorcycle product line. As noted above, the design and development is being performed by MCD, an engineering and design firm owned by Al Melling. Currently Norton employs seven employees. Later this year, the Company plans to commence adding additional personnel in the production, marketing and administrative areas.

With respect to possible computer malfunctions at the turn of the millennium on January 1, 2000, the Company uses personal computer based accounting software that is believed to be year 2000 compliant. The Company has not yet acquired any of the software that will be used in the management of its assembly operation.

APRIL 1999 ASSET PURCHASE

On April 20, 1999 the board of directors of Norton authorized the issuance of 6 million restricted common shares (252 million common shares before the effect of the reverse stock split) to Norton Acquisition Corporation, a Minnesota corporation (NAC) in exchange for all of the assets of NAC. NAC had recently acquired substantially all of the assets of NMI in exchange for all of the outstanding shares of NAC. NMI was engaged in the design and development of a line of high performance, premium motorcycles. The issuance of the Norton shares to NAC did not involve a public offering and was made by Norton in reliance upon exemption under Section 4(2) of the 1933 Act.

 As a result of the one (1) share for forty-two (42) shares reverse split effective April 30, 1999, NAC owned 6 million out of the approximately 7 million post split then outstanding shares of Norton (about 86 percent). NMI owns 100% of the issued and outstanding shares of NAC. No loans were made for the purposes of acquiring the aforementioned shares of Norton resulting in a controlling interest therein. Additional consideration for the purchase of assets included the assumption by Norton of approximately $500 thousand of trade account payables, the assumption of $650 thousand of secured debt and the payment by Norton of $25 thousand. The assets acquired by Norton consisted of the assets that NAC had recently acquired from NMI. The assets purchased were those used by NMI, a development stage enterprise, in the design and development of a line of high performance motorcycles and include all of its trademarks, an assembly plant in Shenstone, England and all designs and prototypes.

RECENT DEVELOPMENTS

On June 30, 1999 the Company entered into agreements which provide for significant cash investments in Norton and appointment of a new Chief Executive Officer and a President. Mr. Robert Kilpatrick and Mr. John M. Tastad will serve as Chief Executive Officer and President, respectively.
The initial cash advance to Norton is to be provided in the form of a $1 million US dollar Bridge Loan Facility which is to be fully funded by July 2, 1999. Additionally, NMI Investments, LLC, an entity owned by Messrs. Tastad and Kilpatrick, committed to subscribe to purchase $4 million of the Norton convertible preferred stock which the Company is preparing to offer via a private placement. The Company will file a Form 8-K with the Securities and Exchange Commission more fully describing the backgrounds of these two individuals and the terms of these agreements.

REPORTS TO SECURITY HOLDERS

The Company currently files reports voluntarily with the Securities and Exchange Commission (SEC) under Section 15(d) of the Securities Act of 1934. The Company currently files this report with the SEC and will also quarterly file Form 10 QSB as well as Form 8-K when required to disclose certain significant events. The Company is not required and has no current plans to deliver an annual report to its stockholders. As an electronic filer, filings made by the Company can be located at the SEC's internet site found at www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's executive offices are located at 14252 - 23rd Avenue North, Plymouth, MN 55447 in 900 square feet of space leased on a month to month basis.

The Company owns an assembly facility located in Shenstone, England near Birmingham. The Shenstone facility, which is currently largely idle, is a steel-framed brick building with a one-story production/assembly area of 21,500 square feet, an adjoining two-story office building of about 5,000 square feet and an ancillary workshop area of about 7,000 square feet currently leased to a third party. The Shenstone facility is subject to a $500 thousand mortgage payable in installments with the final payment in 2002. The Company also leases 5,000 square feet of design and development facilities in Rochdale, England from the owner of MCD under a five year lease.

ITEM.  3  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and the Company is not aware of any such proceedings that a governmental authority is contemplating.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following shareholder resolutions were adopted by Norton at its annual shareholders meeting on April 30, 1999 by an affirmative vote of 252,000,000 pre reverse stock split common shares out of a total of 293,983,696 pre reverse stock split common shares then outstanding:

  1. The number of directors was increased to four and the following individuals were elected to the Board of Directors of Norton effective immediately, until the next annual meeting or until their successors are elected or shall qualify:

        a.   Roberto Aquilini
        b.   Myron Calof
        c.   Mark Osterberg
        d.   John Tastad

  2. The Company changed its name from Hallmark Properties, Inc. to Norton Motorcycles, Inc.

  3. The number of shares of Common Stock issued as of the date of the shareholder meeting was reverse split on the basis of one (1) share for each forty-two (42) shares outstanding and new certificates will be issued to shareholders, for the number of shares resulting from such reverse split rounded to the nearest full share, upon said shareholder's surrender of their old share certificate.



                                 PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's registered common stock is not eligible for listing on NASDAQ or a national securities exchange. Although the registered stock has been quoted from time to time on the OTC Bulletin Board or in the "pink sheets" maintained by National Quotation Bureau, Inc., the common stock has traded very infrequently during the last two years.

Currently the Company's Common Stock is traded on the OTC Bulletin Board operated by the NASD under the stock symbol NRTN. Since April 1999 the range of the high and low bid had been $3 1/2 to $6. These bid reflect interdealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.


HOLDERS

The approximate number of record holders of the Company's Common Stock, no par value, as of June 15,1999 was 152. This amount does not reflect an indeterminable number of shareholders whose shares are held in "street name."

DIVIDENDS

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

RECENT SALES OF UNREGISTERED SECURITES

As more fully discussed under April 1999 Asset Purchase in Part 1 above, on April 20, 1999 the board of directors of Norton authorized the issuance of 6,000,000 restricted common shares. The issuance of these shares did not involve a public offering and otherwise was exempt from registration under the requirements of Section 4(2) of the Securities and Exchange Act of 1933.

In April 1999, Genesis Capital Group agreed to lend $1 million to the Company. The Company has indicated its intention to exercise its contractual right to convert all amounts advanced by Genesis into restricted common stock at $4 per share.

The issuance of these shares did not involve a public offering and otherwise was exempt from registration under the requirements of Section 4(2) of the Securities and Exchange Act of 1933.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS

The Company was inactive and had no operations during the years ended March 13, 1998 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999 the Company had no assets, liabilities or financial commitments. In April 1999 the Company acquired assets that were being used in the development of a line of high performance motorcycles to be marketed under the trade name Norton. The assets acquired included trademarks, an assembly plant in Shenstone, England and motorcycle
designs and prototypes.   See Note 4 to the March 31, 1999 financial
statements for additional information including an unaudited proforma balance sheet reflecting the Asset Purchase as if it had occurred on March 31, 1999.

In April 1999, Genesis Capital Group (Genesis) of Minneapolis agreed to lend $1 million to the Company. The Company has indicated its intention to exercise its contractual right to convert all amounts advanced by Genesis into common stock at $4 per share. As of June 30, 1999 Genesis had advanced $ 525 thousand out of its $1 million commitment and the Company had no significant cash assets. On June 30, 1999 the Company entered into agreements which contain commitments for significant cash investments in Norton. The initial cash advance to Norton is to be provided in the form of a $1 million US dollar Bridge Loan Facility that is to be fully funded by July 2, 1999. Additionally, NMI Investments, LLC, an entity owned by Messrs. Tastad and Kilpatrick, committed to subscribe to purchase $4 million of Norton convertible preferred stock which the Company is preparing to offer via a private placement.

As a development stage enterprise, Norton currently has no significant revenue base. The Company is actively seeking approximately $18 million of additional capital resources (including the $4 million commitment to purchase preferred stock described above). The additional capital resources are required by Norton to complete its product development, fund expected calendar 1999 and 2000 losses, fund plant and equipment additions, provide working capital and commence profitable operations. The development of the initial product line is expected to continue through 2000.

Additionally the Company faces certain other significant risks and uncertainties including: the Company's competitors are larger with substantially more financial resources; the Company has no motorcycle manufacturing experience; none of the models in the initial product line has been completed and regulatory approvals will be needed for each model; a majority of the Company's costs will be denominated in British pounds while a majority of the sales will be denominated in other currencies; and another party claims to own the Norton tradmarks in certain European countries.

While development is not complete and there are significant uncertainties associated with developing new high performance motorcycles, management believes that the motorcycle product line being developed will have substantial market potential.

ITEM 7. FINANCIAL STATEMENTS


           Report of Independent Certified Public Accountant

April 30, 1999
(June 30, 1999 as to Note 4)


The Board of Directors
Norton Motorcycles, Inc
(A Development Stage Enterprise)
Minneapolis, Mn.

We have audited the Balance Sheets of Norton Motorcycles, Inc. (formerly Hallmark Properties, Inc.), (a development stage company) as of March 31, 1998 and 1999, and the related Statements of Operations, Stockholders' Equity and Cash Flows for each of the two years in the
periods then ended.   These financial statements are the responsibility
of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

The Company is a development stage enterprise which acquired certain assets in April 1999 in order to develop and market a new line of high preformance motorcycle models. As described in Note 4, as of June 30, 1999 the Company had no significant cash resources. On June 30, 1999 the Company entered into agreements which contain commitments for cash investments to be made in the Company. The Company is dependent on the funding of these commitments to continue its operations and motorcycle development program.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Norton Motorcycles, Inc. as of March 31, 1997 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/ Tannenbaum & Company, P.C.
TANNENBAUM & COMPANY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

                        Norton Motorcycles, Inc.
                    (A Development Stage Enterprise)
                             Balance Sheets
                         March 31, 1998 and 1999
                    In thousands except share amounts

                                                       1998        1999
                                                     --------    --------

    Assets
        Total assets                                      $0          $0
                                                     ========    ========
    Liabilities and stockholders' equity
        Total liabilities                                 $0          $0
        Stockholders' equity
           Common stock, no par value, 400,000,000
              shares authorized, 999,611 shares
              issued and outstanding at
              March 31, 1998 and 1999                    296         296
           Deficit accumulated during development
              stage                                     (296)       (296)
                                                     --------    --------
           Total stockholders' equity                      0           0
                                                     --------    --------
       Total liabilities and stockholders' equity         $0          $0
                                                     ========    ========




                        Statements of Operations
                   Years Ended March 31 1998 and 1999
             In thousands except share and per share amounts
                                                                     Cumulative
                                                                    amount from
                                              1998        1999       inception
                                            --------    --------    -----------

    Revenue                                      $0          $0             $7
    Expenses
       Merger expenses                                                     261
       Salaries                                                             19
       Other                                                                23
                                            --------    --------    -----------
          Total expenses                          0           0            303
                                            --------    --------    -----------
    Loss before taxes                             0           0           (296)
    Income tax
                                            --------    --------    -----------
    Net loss                                     $0          $0           (296)
                                                                    ===========
    Accumulated deficit, beginning of year     (296)       (296)
                                            --------    --------
    Accumulated deficit, end of year           (296)       (296)
                                            ========    ========
    Weighted average number of shares       999,611     999,611
                                            ========    ========
    Loss per share                               $0          $0
                                            ========    ========


See also accompanying notes to financial statements.

                        Norton Motorcycles, Inc.
                    (A Development Stage Enterprise)
                   Statements of Stockholders' Equity
                   Years Ended March 31, 1998 and 1999
                    In thousands except share amounts


                              Common Stock
                          --------------------

                            Number              Accumulated    Total
                           of shares   Amount      Deficit

 Balance - April 1, 1997     999,611     $296         ($296)         $0

                          -----------------------------------------------
 Balance - March 31, 1998    999,611      296          (296)          0
                          -----------------------------------------------
 Balance - March 31, 1999    999,611     $296         ($296)         $0
                          ===============================================



                         Norton Motorcycles, Inc.
                    (A Development Stage Enterprise)
                        Statements of Cash Flows
                   Years Ended March 31, 1998 and 1999
                              In thousands

                                                                  Cumulative
                                                                 amount from
                                           1998        1999       inception
                                         --------    --------    -----------

     Cash used by operating activities        $0          $0          ($272)
     Cash from financing activities
        Sale of common stock                                            272
     Cash at beginning of year                 0           0
                                         --------    --------    -----------
     Cash at end of year                      $0           0             $0
                                         ========    ========     ==========


See also accompanying notes to financial statements.

                        Norton Motorcycles, Inc.
                    (A Development Stage Enterprise)
                      Notes to Financial Statements

1.   The Company

Norton Motorcycles, Inc. (Norton or the Company), a development stage enterprise, was organized under the laws of the State of Colorado on August 11, 1986, for the purpose of evaluating and seeking merger candidates. In April 1999 the Company's name was changed to Norton Motorcycles, Inc. from Hallmark Properties, Inc.

Since inception in 1986, the Company had no operations other than management had been actively seeking merger or other business opportunities. Several possibilities had been identified since 1986 however no transaction had been completed through March 1999. As discussed in Note 4, in April 1999 the Company acquired the trade name Norton and certain assets used to develop a line of high performance motorcycles (the Asset Purchase).

2.   Significant Accounting Policies

The Company's fiscal year end is March 31. The financial statements are presented in accordance with United States generally accepted accounting principles and are stated in United States dollars.

The Company had no operating activities and incurred no expenses or earned no revenues during either fiscal year 1998 or 1999. The costs incurred since inception pertain to seeking merger candidates and business opportunities.

During fiscal year 1998 and 1999 there were no changes in stockholders' equity. On April 30, 1999 the Company's common stock was reverse split on a 1 share for 42 shares basis which immediately became effective. Unless otherwise indicated, all of the share and per share disclosure amounts are presented as if the reverse stock split had occurred prior to the beginning of the periods presented.

3.   Income Taxes

In years prior to fiscal 1998, the Company incurred net operating losses of approximately $296 thousand, of which $272 thousand expires in 2003 and $24 thousand expires in 2007. The Company has not yet evaluated whether such net operating losses will be available to offset future taxable income.

4.  Subsequent Events  - Asset Purchase (Unaudited)

The Company entered into an asset purchase agreement dated April 16, 1999 to acquire substantially all of the assets of Norton Acquisition Corporation (NAC) in exchange for newly issued common stock, the assumption by the Company of approximately $500 thousand of trade accounts payable, the assumption of $650 thousand of debt and the
payment of  $25 thousand in cash (the "Asset Purchase").   After the
impact of the 1 share for 42 shares reverse stock spilt, NAC owned 6 million shares out of 6,999,612 Norton common shares then outstanding. NAC had recently acquired substantially all of the assets of Norton Motors International, Inc. (NMI) in exchange for all of NAC's outstanding common stock. NMI is a development stage enterprise that was engaged in the development of a line of high performance motorcycles. The assets acquired by the Company include all trademarks, an assembly plant in Shenstone, England and all motorcycle designs and prototypes. The long term debt assumed by the Company carries an 8% interest rate, is collateralized by the assembly plant and intellectual property and is payable as follows: $100 thousand in 2000, $150 thousand in 2001 and $250 thousand in 2002.

Genesis Capital Group (Genesis) of Minneapolis has agreed to lend an initial $1 million to the Company. The Company has indicated its intention to exercise its contractual right to convert all amounts advanced by Genesis into common stock at $4 per share.

The following unaudited proforma adjusted condensed balance sheet reflects the Asset Purchase and the $1.0 million to be advanced by Genesis and the conversion of such Genesis advance into common stock as if the transactions had occurred on March 31, 1999. The Asset Purchase has been accounted for as an acquisition of assets. The acquired assets were recorded on the basis of the historical cost to NMI. The proforma balance sheet reflects the entire $1 million investment by Genesis and the payoff of all trade accounts payable assumed in connection with the Asset Purchase. As of June 23, 1999 Genesis had advanced $525 thousand (out of the $1 million committed) to the Company.

                        Norton Motorcycles, Inc.
                    (A Development Stage Enterprise)
                    Unauditied Proforma Balance Sheet
                              In thousands

                                                        Proforma
                                                        Adjusted
                                                       ----------

  Assets
     Current assets - cash                                 $500
     Property and equipment                                 625
     Intangible assets - trademarks                         400
                                                       ----------
     Total assets                                        $1,525
                                                       ==========

  Liabilities and stockholders' equity
     Current liabilities - notes payable                   $150
     Long-term debt                                         500
     Common stockholders' equity
        Common stock, no par value, 7,249,612
           proforma shares outstanding after reverse
           stock split, Asset Purchase and conversion
           of Genesis advance into common stock           1,171
        Deficit accumulated during development stage       (296)
                                                       ----------
        Total common stockholders' equity                   875
                                                       ----------
     Total liabilities and common stockholders' equity   $1,525
                                                       ==========

Under generally accepted accounting principles in the United States, research and development costs are expensed as incurred. Through December 31,1998, NMI had invested approximately $4 million in design, development and testing of high performance motorcycles and had raised approximately $5 million cash through debt and equity offerings. As of December 31, 1998, NMI had an unaudited accumulated deficit of approximately $ 12.7 million.

Note 4 Continued

Common shares shown in the proforma balance sheet were derived as follows:

               41,983,696 common shares
               outstanding at March 31, 1999
               which were reverse split on
               April 30, 1999                    999,612

               Shares issues to NAC after
               impact of reverse split         6,000,000

               Restricted shares to be issued
               to Genesis Capital                250,000
                                               ---------
               Proforma common shares          7,249,612
                                               =========


Subsequent to March 31, 1999 the Company granted 707,500 options to acquire common stock to officers, directors, management and a consulting firm. The options are exercisable at $4.00 per share.

As of June 30, 1999 Genesis had advanced $525 thousand out of its $1 million commitment and the Company had no significant cash resources. On June 30, 1999 the Company entered into agreements which contain commitments for cash investments in Norton. The intial cash advance to Norton is to be provided in the form of a $1 million US dollar Bridge Loan Facility which is to be fully funded by July 2, 1999. Additionally, NMI Investments, LLC, an entity owned by Messrs. Tastad and Kilpatrick, committed to subscribe to purchase
$4 million of the Norton convertible preferred stock which the Company is preparing to offer via a private placement. The Company is dependent on the funding of these commitments to continue its operations and motorcycle development program. The June 30, 1999 agreements provide that Messrs. Kilpatrick and Tastad will serve as Chief Executive Officer and President, respectively. These two indiviuals will be awarded stock options to purchase up to 955,000 common shares at option prices ranging from $4.00 to $12.00 per share over two years; the number of options awarded is conditional on the achievement of contractually specified goals.

As a development stage enterprise, Norton currently has no significant revenue base and is actively seeking additional investment funding to support its motorcycle development program. The development of the initial product line is expected to continue through calendar 2000. Norton is actively seeking and will need to obtain capital resources in addition to those described in the preceding paragraph to complete its product development, fund expected losses, fund plant and equipment additions, provide working capital and commence profitable operations.

While development is not complete and there are significant uncertainties associated with developing new high performance motorcycles, management believes that the motorcycle product line being developed will have substantial market potential.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


There have been no changes in or disagreements with the Company's accountants on accounting and financial disclosure.


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

Name                Age     Position

Mark W. Osterberg   48      Chief Executive Officer, Chief Financial
                            Officer, Secretary and Director

Myron Calof         52      Executive Vice President and Director

Roberto Aquilini    33      Director

Mark Osterberg has been the Company's Chief Executive Officer and Director since April 1999. Prior to that he was Chief Financial Officer and Treasurer of Norton Motors International, Inc. from December 1998 to March 1999. From 1990 to March 1998, Mr. Osterberg was an executive officer of Northwest Airlines Corporation, the world's fourth largest airline where he served as Vice President and Chief Accounting Officer and Vice President - Finance.

Myron Calof has been the Company's Executive Vice President and Director since April 1999. Mr. Calof also serves as the Chief Executive Officer and Director of Norton Motors International, Inc., a position that he has held since November 1998. Mr. Calof is also Executive Vice President of Aquilini Investment Group, a position he has held since 1994, during which time he has participated in the diverse operations of the Aquilini Investment Group.

Roberto Aquilini is the Managing Director of Aquilini Investment Group.


INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

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


COMPLIANCE WITH SECTIONS 16(A) OF THE EXCHANGE ACT

The Company's equity securities are not required to be registered pursuant to Section 12 f of the 1934 Act and therefore this section is not applicable.

ITEM 10.  EXECUTIVE COMPENSATION

CASH COMPENSATION.

During the past three fiscal years, no officer of the Company received any cash compensation.

COMPENSATION UNDER PLANS

As of March 31, 1999, no stock options or bonuses had been granted under any stock option or bonus plan.

Subsequent to March 31, 1999, Messrs. Osterberg and Calof were each granted options to purchase 215,000 shares common stock at $4.00 per share. Each option has a five-year life from vesting date. Options vest in the event of a change of control (other than one caused by the dissolution of NMI) or in the event that the executive is terminated without cause by the Company or in the event of the death or disability of the executive. Options granted to Mr. Osterberg vest as follows:
81,000 on date of grant; 66,000 in July 1999; and 68,000 in April 2000. Options granted to Mr. Calof vest as follows: 115,000 on date of grant and 100,000 in July 1999.

OTHER COMPENSATION

No other compensation was paid or distributed to any officer of the Company for services rendered as such during the last fiscal year.

COMPENSATION OF DIRECTORS

The Company does not pay cash compensation to its non-executive officer directors for their services in that capacity; however, each director is granted 15,000 options to purchase common stock. Options granted to directors vest immediately. Officers and directors will receive reimbursement for out-of-pocket expenses incurred by them in connection with the business of the Company. Currently, the Company does not pay any directors fees for attendance at board meetings.

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL

The Company has entered into an employment contract with Mr. Osterberg that provides for the payment of one year's salary in the event he is terminated without cause or in the event there is a change in control of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A)(B) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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


    Title of          Name and                 Amount       Percent
     Class            Address of                and         of Class
                      Beneficial              Nature of
                        Owner                 Beneficial
                                              Ownership

    Common    Norton Acquisition Corporation   6,000,000         84%
    Stock       14252 - 23rd Avenue North
                Plymouth, MN 55447


Norton Acquisition Corporation is a wholly-owned subsidiary of Norton Motors International Inc. (NMI). Holders of more than 5 percent of the stock of NMI are as follows (with percent of NMI common stock ownership shown parenthetically): Cataract N.V. (42 percent); Minneapple Capital (10 percent); and Joseph Novogratz (9 percent). NMI is not a public company.

Mark Osterberg and Myron Calof have the right to acquire 147,000 shares and 215,000 shares, respectively, within 60 days.

CHANGES IN CONTROL

Management is not aware of any arrangements that may result in a change of control of the Company except that as NMI beneficially owns approximately 84 percent and any dissolution of NMI may result in the distribution and/or sale the Company's common stock held by NMI.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED TRANSACTIONS

NAC was a party to the April 1999 Asset Purchase transaction described under Item 1.

PARENTS OF NORTON

Approximately 84 percent of the outstanding voting securities is owned by Norton Acquisition Corporation which is wholly owned subsidiary of NMI.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits  required to be filed are listed below:

Number    Description


2.0       Asset Purchase Agreement dated April 9, 1999 between
          Norton Acquisition Corporation and Norton Motors International Inc.

2.1 Asset Purchase Agreement dated April 16, 1999 between Norton Acquisition Corporation and Norton Motorcycles, Inc. f/k/a Hallmark Properties, Inc.

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

3.3 Articles of Amendment to the Articles of Incorporation, incorporated by reference from the Form 8-K dated August 19, 1996 filed August 21, 1996.

3.4 Articles of Amendment to the Articles of Incorporation of Norton Motorcycles, Inc. dated June 30, 1999.

27.0      Financial Data Schedule


(b) On May 4, 1999, a Current Report on Form 8-K was filed reporting the April 1999 Asset Purchase, change in control of the Company, change in corporate name and the reverse stock split.

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

Dated: June 30, 1999    NORTON MOTORCYCLES, INC.



                           By: /s/ MARK W. OSTERBERG
                              ---------------------------------
                           Mark W. Osterberg
                           Chief Executive Officer and Director



    In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.


Dated: June 30, 1999      By: /s/ MARK W. OTERBERG
                             -------------------------
                          Mark W. Osterberg
                          Chief Executive Officer
                          Chief Financial Officer
                          Principle Accounting Officer
                          Director



Dated: June 30, 1999      By: /s/ MYRON CALOF
                             -------------------------
                          Myron Calof
                          Executive Vice President
                          Director



Dated: June 30, 1999      By: /s/ ROBERTO AQUILINI
                             -------------------------
                          Roberto Aquilini
                          Director