Form 10QSB
period 1999-06-30
NORTON MOTORCYCLES INC
filed 1999-08-20
CIK 802203

Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 1999

                       Commission File Number 33-8817-D

                           NORTON MOTORCYCLES, INC.

            (Exact Name of Registrant as Specified in its Charter)

              COLORADO                                          84-1036901
      ---------------------------                         --------------------

    (State or Other Jurisdiction of                          (I.R.S. Employer
    Incorporation or Organization)                         Identification No.)

                          6462 City West Parkway - Suite 150
           Eden Prairie, MN                                  55344

      (Address of Principal Executive Offices)            (Zip Code)

                                (612) 837-0260

             (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes   X  No
     ---    ---

The number of shares outstanding of Registrant's common stock, no par value per share, at July 20, 1999 was 7,125,658 shares.

                           Norton Motorcycles, Inc.

                        Quarterly Report on Form 10-QSB

Part 1 - Financial Information
Item 1 - Financial Statements

                           Norton Motorcycles, Inc.
                         (A Development Stage Company)
                            Unaudited Balance Sheets
                       (In Thousands, Except Share Data)
                          March 31 and June 30, 1999

                                                March 31      June 30
                                                  1999         1999
                                              -----------  ------------
Assets
  Current assets
    Cash                                              $0            $3
    Other                                                           13
                                                           ------------
       Total current assets                                         16
  Property and Equipment
    Factory                                                        502
    Equipment                                                      101
                                                            -----------
       Total property and equipment                                603
  Trademarks                                                       425
                                              -----------   -----------
  Total assets                                        $0        $1,044
                                              ===========   ===========

Liabilities and stockholders'
equity (deficit)
  Current liabilities
    Accounts payable                                  $0          $281
    Accrued liabilities                                            103
    Short term secured debt                                        225
    Current maturity of long term debt                             100
                                                            -----------
       Total current liabilities                                   709
  Long term secured debt                                           400
  Stockholders' equity (deficit)
    Common stock, no par value, 400,000,000
       shares authorized, 999,611
       and 7,125,658 shares issued and
       outstanding at March 31, 1999 and
       June 30, 1999, respectively                   296           838
    Deficit accumulated during development
       stage                                        (296)         (903)
                                              -----------   -----------
    Total stockholders' (deficit)                      0           (65)
                                              -----------   -----------
  Total liabilities and stockholders' equity          $0        $1,044
                                              ===========   ===========

                            Norton Motorcycles, Inc
                         (A Development Stage Company)
                       Unaudited Statement of Operations
                (In Thousands, except share and per share data)
                   Three Months Ended June 30, 1998 and 1999

                                          Three Month Period      Cumulative
                                            Ended June 30         amount from
                                        ---------------------      inception
                                           1998       1999        -----------
                                        ---------- ----------

Expenses
  Research and development                     $0       $246            $246
  Administration and marketing                           168             464
  Stock based compensation                               178             178
                                        ---------- ----------     -----------
    Total expenses                              0        592             888

Interest expense                                          15              15
                                        ---------- ----------     -----------
Loss before taxes                               0       (607)           (903)
Income taxes
                                        ---------- ----------     -----------
Net (loss)                                      0       (607)          ($903)
                                                                  ===========
Accumulated deficit, beginning of period     (296)      (296)
                                        ---------- ----------
Accumulated deficit, end of period          ($296)     ($903)
                                        ========== ==========

                                        ========== ==========
Weighted average number of shares         999,611  5,829,080
                                        ========== ==========
Loss per share                              $0.00     ($0.10)
                                        ========== ==========

                           Norton Motorcycles, Inc.
                         (A Development Stage Company)
                       Unaudited Statement of Cash Flows
                                (In Thousands)
                   Three Months Ended June 30, 1998 and 1999

                                             Three Month Period    Cumulative
                                                Ended June 30      amount from
                                            ---------------------   inception
                                                1998      1999     -----------
                                            ---------- ----------
Cash (used by) operating activities
  Net loss                                         $0      ($607)
  Adjustments to reconcile net loss to cash
  (used by) operations
    Stock based expense                                      178
    Change in accounts payable and accrued
    liabilities                                              204
                                                       ----------
    Cash (used by) operations                               (225)       ($497)

Cash (used in) investing activities
  Addition to trademark                                      (25)         (25)
  Other                                                      (15)         (15)
                                                       ----------    ---------
  Cash (used in) investing activities                        (40)         (40)

Cash from (used by) financing activities
  Proceeds from issuing common stock                         500          772
  Proceeds from short term debt                               75           75
  Payment of accounts payable
  liability assumed                                         (329)        (329)
  Other                                                       22           22
                                                       ----------    ---------
  Net cash from financing activities                         268          540

                                            ---------- ----------    ---------
Net increase in cash                                0          3            3

Cash at beginning of period                         0          0
                                            ---------- ----------    ---------
Cash at end of period                              $0         $3           $3
                                            ========== ==========    =========

                           Norton Motorcycles, Inc.
                       (A Development Stage Enterprise)
                    Notes to Unaudited Financial Statements
                                 June 30, 1999

1.  The Company

Norton Motorcycles, Inc. (Norton or the Company), a development stage enterprise, was organized in 1986 for the purpose of evaluating and seeking merger candidates. Through March 1999, the Company had no operations other than management had been seeking merger or other business opportunities. As discussed in Note 3, in April 1999 the Company acquired the trade name Norton and certain assets used to develop a line of high performance motorcycles (the Asset Purchase). Also in April 1999 the Company's name was changed to Norton Motorcycles, Inc. from Hallmark Properties, Inc.

As a development stage enterprise, Norton currently has no significant revenue base and is actively seeking additional investment funding to support its motorcycle development program. Norton is actively seeking and will need to obtain capital resources in addition to those described in Note 4 to complete its product development, fund expected losses, fund plant and equipment additions, provide working capital and commence profitable operations.


2.  Significant Accounting Policies

The Company's fiscal year-end is March 31. The financial statements are presented in accordance with United States generally accepted accounting principles and are stated in United States dollars.

The June 30, 1999 balance sheet and related statements of operations and cash flows presented are unaudited. In the opinion of management all adjustments (consisting of normal recurring adjustments) necessary to the fair presentation of financial position and results of operations for the periods presented have been made. The results of operations for the period ended June 30, 1999 are not necessarily indicative of results of operations of the results of operations for fiscal year 2000 or of any other future period. Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted.

The Company had no operating activities and incurred no expenses or earned no revenues during either fiscal year 1998 or fiscal year 1999. The costs incurred prior to fiscal year 1998 pertain to seeking merger candidates and business opportunities.

During fiscal years 1998 and 1999 there were no changes in stockholders' equity. On April 30, 1999 the Company's common stock was reverse split on a 1 share for 42 shares basis which immediately became effective. Unless otherwise indicated, all of the share and per share disclosure amounts are presented as if the reverse stock split had occurred prior to the beginning of the periods presented.

Research and development costs are expensed as incurred.

3.  Asset Purchase

The Company entered into an asset purchase agreement dated April 16, 1999 to acquire substantially all of the assets of Norton Acquisition Corporation
(NAC) in exchange for newly issued common stock, the assumption by the Company of approximately $500 thousand of trade accounts payable, the assumption of $650 thousand of debt and the payment of $25 thousand in cash (the Asset Purchase). On April 20, 1999 the board of directors of Norton authorized the
issuance of the restricted common shares to NAC.   After the impact of the 1
share for 42 shares reverse stock spilt, NAC owned 6 million shares out of 6,999,612 Norton common shares then outstanding. NAC had recently acquired substantially all of the assets of Norton Motors International, Inc. (NMI) in exchange for all of NAC's outstanding common stock. NMI is a development stage enterprise that was engaged in the development of a line of high performance motorcycles. The assets acquired by the Company include all trademarks, a largely idle assembly plant in Shenstone, England and all motorcycle designs and prototypes. The long term debt assumed by the Company carries an 8% interest rate, is collateralized by the assembly plant and intellectual property and is payable as follows: $100 thousand in April 2000, $150 thousand in April 2001 and $250 thousand in April 2002.

The Asset Purchase has been accounted for as an acquisition of assets. The acquired assets were recorded on the basis of the historical cost to NMI. Under generally accepted accounting principles in the United States, research and development costs are expensed as incurred. Through December 31,1998, NMI had invested approximately $4 million in design, development and testing of high performance motorcycles and had raised approximately $5 million cash through debt and equity offerings. As of December 31, 1998, NMI had an unaudited accumulated deficit of approximately $15 million. A substantial majority of the debt and other liabilities of NMI was not assumed by the Company. The NMI debt not assumed and other NMI liabilities not assumed are not included in the June 30, 1999 balance sheet of the Company.

4.  Funding Commitments

Genesis Capital Group (Genesis) of Minneapolis has agreed to lend $1 million to the Company. The Company has indicated its intention to exercise its contractual right to convert all amounts advanced by Genesis into common stock at $4 per share. As of June 30, 1999 Genesis had advanced $525 thousand (out of the $1 million committed) to the Company.

In June 1999 Mr. John Tastad loaned the Company $75 thousand at 10% interest and received warrants to purchase 18,750 shares of common stock at $4 per
share.  The warrants are exercisable for two years.   In August 1999 the $75
thousand loan was repaid out of the proceeds of the Bridge Loan financing discussed below.

On June 30, 1999 the Company entered into agreements (the June 30, 1999 Agreements) which contain commitments for cash investments in the Company by NMI Investments, LLC, an entity owned by Messrs. Tastad and Kilpatrick. The initial cash advance to Norton is being provided in the form of a $1 million US dollar Bridge Loan Facility provided by NMI Investments, LLC. The Bridge Loan carries a 12 percent interest rate and has a twelve-month term renewable at the option of the Company for a further twelve-month term on the payment of $10 thousand. The entire principal amount will be payable on the last day of the term. NMI Investments received 12,500 warrants to purchase common stock of the Company at $4.00 per share. These warrants are exercisable for two years. The Bridge Loan is secured by motorcycle designs and prototypes and the Norton trademarks. The Bridge Loan is being funded by NMI Investments as the Company requires the cash resources. As of August 9, 1999 $375 thousand of the Bridge Loan commitment had been funded. Additionally, NMI Investments, LLC, committed in the June 30, 1999 Agreements to provide an additional $4 million of equity financing to Norton. NMI Investments, LLC has the option to reduce its commitment to the extent that the Company's equity offering is fully subscribed by other parties. NMI Investments, LLC has reaffirmed its intention to fulfill its $4 million funding commitment by participating in the next equity offering of the Company. The terms and timing of the next equity
offering have not yet been determined.    The Company is dependent on the
funding of these commitments to continue its operations and motorcycle development program through the end of the current fiscal year. The June 30, 1999 Agreements also provide that Messrs. Kilpatrick and Tastad will serve as Norton's Chief Executive Officer and President, respectively.

5.  Stock Options

As of March 31, 1999 no options were outstanding. During the quarter ended June 30, 1999 the Company granted 737,500 options to acquire common stock to officers, directors, management and a consulting firm. The options are exercisable at $4.00 per share. The options granted to the consulting firm and to a non-employee director are estimated to have an aggregate fair value of $264 thousand which is being charged to operating expense as follows: $178 thousand during the quarter ended June 30, 1999 and $86 thousand during the quarter ended September 30, 1999. Also, the June 30, 1999 Agreements discussed above provide that Messrs. Kilpatrick and Tastad will be collectively awarded stock options to purchase up to 925,000 additional common shares at option prices ranging from $4.00 to $12.00 per share over two years; the number of options awarded is conditional on the achievement of contractually specified goals. The financial accounting for the options provided for in the June 30, 1999 Agreements has not been determined.

6.  Trademark Agreement

In July 1999 Norton entered into a license and distribution agreement with Norton Motors Deutschland (NMD), a Munich based distributor of classic Norton parts and holder of certain Norton trademarks in Europe. The agreement, which requires Norton to pay royalties based on sales in certain European countries, provides Norton with a five-year exclusive trademark license and options for Norton to purchase the trademarks. Should Norton elect to exercise its option to purchase the trademarks, the royalties previously paid would apply to the trademark purchase price. In addition, NMD has been appointed the distributor of Norton products in Germany.

7.  Litigation

In July 1999, Robert E. Cieslukowski commenced a lawsuit against Norton and NMI alleging among other things that the transfer of assets from NMI to Norton was without reasonable consideration and with the intent to defraud the creditors of NMI. The complaint also alleges that the aforementioned transfer amounted to a consolidation or merger of NMI and Norton and therefore Norton is merely a continuation of NMI. The lawsuit seeks recovery from Norton and NMI of approximately $545 thousand indebtedness of NMI plus interest. Norton and NMI deny these allegations and filed their response with the District Court in August 1999. Although any litigation is subject to uncertainty, NMI and Norton believe that the transfer of assets was in consideration for fair value received and hence the transfer was proper. Additionally, the transfer of assets was in the best interest of the NMI creditors. The aforementioned indebtedness of NMI is not reflected in the June 30, 1999 balance sheet of the Company.

Item 2. Management's discussion and analysis of financial condition and results of operations

Information provided throughout this quarterly report may contain "forward-looking" information. These cautionary statements are made with the objective of obtaining the benefits of safe harbor provisions of applicable legislation. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and actual results may differ materially from those in the forward-looking statements as a result of various factors including but not limited to the development stage nature of the Company.

Results of operations

The Company reported a net loss of $607 thousand for the quarter ended June 30, 1999. The largest expense pertains to research and development that is being performed in England. Norton's motorcycle development program is progressing and is currently focused on the Nemesis, a V-8 engine performance motorcycle, and the Nirvana, a V-twin engine cruiser. The Nemesis is being road tested. Working prototypes of the Nirvana's V-twin engine are being produced. The Company incurred administration and marketing expenses primarily for personnel, outside consulting, legal fees, travel and promotional activities. The reported non-cash stock based expense is related to stock options awarded to a consulting firm and to an outside director. As the Company does not anticipate commencing commercial production of motorcycle models this fiscal year, the Company expects to continue to incur and report losses during the remainder of the current fiscal year.

Liquidity and capital resources

As of March 31, 1999 the Company had no assets, liabilities or financial commitments. In April 1999 the Company acquired assets that were being used in the development of a line of high performance motorcycles to be marketed under the trade name Norton. The assets acquired included trademarks, a largely idle assembly plant in Shenstone, England and motorcycle designs and
prototypes.   See notes to the unaudited June 30, 1999 financial statements for additional information regarding the Asset Purchase.

In April 1999, Genesis Capital Group (Genesis) of Minneapolis agreed to lend $1 million to the Company. The Company has indicated its intention to exercise its contractual right to convert all amounts advanced by Genesis into common stock at $4 per share. As of June 30, 1999 Genesis had advanced approximately $525 thousand out of its $1 million commitment. Genesis has not indicated when it will fund the balance of its commitment.

As of June 30, 1999 the Company had no significant cash assets. As discussed in Note 4 to the unaudited financial statements, on June 30, 1999 the Company entered into agreements which contain commitments for significant cash investments in Norton. The initial cash advance to Norton is being provided in the form of a $1 million US dollar Bridge Loan Facility provided by NMI Investments, LLC, an entity owned by Messrs. Tastad and Kilpatrick. The Bridge Loan is being funded by NMI Investments as the Company requires the cash resources. As of August 8, 1999 $375 thousand of the Bridge Facility had been funded. Additionally, NMI Investments, LLC, committed in the June 30, 1999 Agreements to provide an additional $4 million of equity financing to Norton. NMI Investments, LLC has the option to reduce its commitment to the extent that the Company's equity offering is fully subscribed by other parties. NMI Investments, LLC has reaffirmed its intention to fulfill its $4 million funding commitment by participating in the next equity offering of the Company. The terms and timing of the next equity offering have not yet been determined. Based on discussions with potential investors the Company will likely revise the private placement of preferred stock that had been contemplated.

As a development stage enterprise, Norton currently has no significant revenue base. The Company is actively seeking approximately $20 million of additional capital resources (including the $4 million commitment of NMI Investments, LLC to provide equity financing). The additional capital resources are required by Norton to complete its product development, fund expected fiscal year 2000 and fiscal year 2001 losses, fund plant and equipment additions, provide working capital and commence profitable operations. The development of certain models in the initial product line is expected to continue through fiscal year 2001.

Additionally the Company faces certain other significant risks and uncertainties including: the Company's competitors are larger with substantially more financial resources; the Company has no motorcycle manufacturing experience; none of the models in the initial product line has been completed and regulatory approvals will be needed for each model; and a majority of the Company's costs will be denominated in British pounds while a majority of the sales will be denominated in other currencies.

While development is not complete and there are significant uncertainties associated with developing new high performance motorcycles, management believes that the motorcycle product line being developed, coupled with the powerful Norton brand name and trademarks, will have substantial market potential.

Part II - OTHER INFORMATION

Item  1.  Legal proceedings

On July 13, 1999, Robert E. Cieslukowski commenced a lawsuit against Norton. The case is venued in United States District Court, District of Minnesota. Also, named as defendants in this action are Norton Motors International, Inc.
(NMI), Norton Acquisition Corporation, Myron Calof and Mark Osterberg. In his complaint, Mr. Cieslukowski, claims that NMI breached the Repayment Agreement between himself and NMI dated February 27, 1999. Mr. Cieslukowski claims that debt obligations of NMI aggregating approximately $ 545 thousand are delinquent.

Mr. Cieslukowski has named Norton as a defendant in this matter arguing that it is also liable for the above indebtedness under alternative theories of fraudulent transfer and successor liability. Specifically, the complaint alleges that the transfer of assets from NMI to Norton was made without reasonable consideration and with the intent to defraud NMI's creditors. The complaint also alleges that the aforementioned transfer amounted to a consolidation or merger of NMI and Norton and therefore Norton is merely a continuation of NMI.

Norton and NMI deny these allegations and have filed their response with the District Court in August 1999. Although any litigation is subject to uncertainty, NMI and Norton believe that the transfer of assets was in consideration for fair value received and hence the transfer was proper. Additionally, the transfer of assets was in the best interest of the NMI creditors.

Item  2.  Changes in securities

As more fully described in Note 3 to the unaudited financial statements, on April 20, 1999 the board of directors of Norton authorized the issuance of 6,000,000 restricted common shares. The issuance of these shares did not involve a public offering and otherwise was exempt from registration under the requirements of Section 4(2) of the Securities and Exchange Act of 1933.

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

Item 3.  Defaults on senior securities: None

Item 4.  Submission of matters to a vote of security holders

As previously reported in the Company's report on Form 10-K, the following shareholder resolutions were adopted by Norton at its annual shareholders meeting on April 30, 1999 by an affirmative vote of 252,000,000 pre reverse stock split common shares out of a total of 293,983,696 pre reverse stock split common shares then outstanding:
  1. The number of directors was increased to four and the following individuals were elected to the Board of Directors of Norton effective immediately, until the next annual meeting or until their successors are elected or shall qualify:

       Roberto Aquilini
       Myron Calof
       Mark Osterberg
       John Tastad

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


Item 5.  Other information

In July 1999 board of directors elected two new senior executives. Mr. Robert Kilpatrick is the Company's new chief executive officer and Mr. John M. Tastad is the Company's new president. Messrs. Kilpatrick and Tastad also serve on the board of directors. Mr. Kilpatrick is an executive experienced with start-up and early growth stage companies. He has worked for companies such as Harley Davidson, Star Craft Manufacturing, Citicorp, Calico Commerce, eLoan, Quicken, Bankers Trust and Lawyer's Title. Mr. Tastad was the founder and chief executive officer of Energy Solutions International (ESI). From 1992 until 1997 Mr. Tastad developed ESI from a Minneapolis start-up to a nationally recognized energy services company. In July of 1997 ESI was sold to Northern States Power. Messrs. Kilpatrick and Tastad are motorcycle riders and enthusiasts.

Item 6.  Exhibits and reports on Form 8-K

(a) Exhibits:  Not applicable.

(b) A Current Report on Form 8-K was filed in July 1999 reporting on new senior officers, additional financing, an increase in the board of directors, a trademark license agreement and recent litigation.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              Norton Motorcycles, Inc.




Dated August 19, 1999         By /s/ Robert Kilpatrick
      ---------------            ---------------------------
                                     Robert Kilpatrick
                                     Chief Executive Officer




Dated August 19, 1999         By /s/ Mark Osterberg
      ---------------            ---------------------------
                                   Mark Osterberg
                                   Chief Financial Officer