Form 10QSB
period 1999-09-30
NORTON MOTORCYCLES INC
filed 1999-11-12
CIK 802203

Securities and Exchange Commission
                          Washington, D.C. 20549


                                FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d)
                     Commission File Number 33-8817-D

                 For the quarter ended September 30, 1999

                         NORTON MOTORCYCLES, INC.

          (Exact Name of Registrant as Specified in its Charter)

              COLORADO                               84-1036901
     ------------------------------               ----------------
    (State or Other Jurisdiction of               (I.R.S. Employer
     Incorporation or Organization)               Identification No.)

                    6462 City West Parkway - Suite 150
    Eden Prairie, MN                                  55344

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

Yes  X  No
     -      -

The number of shares outstanding of Company's common stock, no par value per share, at November 8, 1999 was approximately 7.1 million shares.

                         Norton Motorcycles, Inc.

                      Quarterly Report on Form 10-QSB

Part 1 - Financial Information
Item 1 - Financial Statements
                         Norton Motorcycles, Inc.
                       (A Development Stage Company)
                     Unaudited Condensed Balance Sheet
                   (In Thousands, Except Per Share Data)
                      September 30 and March 31, 1999

                                                  March 31      September 30
                                                    1999           1999
Assets                                          ------------    ------------
  Current assets
    Cash                                                $0              $0
    Other                                                                1
                                                                ------------
       Total current assets                                              1
  Property and Equipment
    Assembly plant - held for sale                                     502
    Equipment                                                          105
                                                                ------------
       Total property and equipment                                    607
  Trademarks                                                           451
                                                ------------    ------------
  Total assets                                          $0          $1,059
                                                ============    ============

Liabilities and stockholders' equity (deficit)
  Current liabilities
    Accounts payable                                    $0            $350
    Bank overdraft                                                       6
    Accrued liabilities                                                227
    Short term secured debt                                            150
    Current maturities of debt and advances                            200
                                                                ------------
       Total excluding debt subject to acceleration                    933
    Debt subject to acceleration                                     1,095
                                                                ------------
       Total including debt subject to acceleration                  2,028
  Advances from Genesis                                                423
  Stockholders' equity (deficit)
    Common stock, no par value, 400,000,000
       shares authorized, 999,611
       and 7,067,994 shares issued and
       outstanding at March 31, 1999 and
       September 30, 1999, respectively                296             424
    Deficit accumulated during development
       stage                                          (296)         (1,816)
                                                ------------    ------------
    Total stockholders' (deficit)                        0          (1,392)
                                                ------------    ------------
  Total liabilities and stockholders' deficit           $0          $1,059
                                                ============    ============

                          Norton Motorcycles, Inc
                       (A Development Stage Company)
                Unaudited Condensed Statement of Operations
                   (In Thousands, except per share data)
               Six Months Ended September 30, 1999 and 1998

                                           Six Month Period      Cumulative
                                          Ended September 30     amount from
                                        ----------------------    inception
                                           1998        1999     -------------
                                        ----------  ----------

Expenses
  Research and development                     $0        $550           $550
  Administration and marketing                            641            937
  Stock based compensation                                264            264
                                        ----------  ----------  -------------
    Total expenses                              0       1,455          1,751

Interest expense                                           65             65
                                        ----------  ----------  -------------
Loss before taxes                               0      (1,520)        (1,816)
Income taxes
                                        ----------  ----------  -------------
Net (loss)                                      0      (1,520)       ($1,816)
                                                                =============
Accumulated deficit, beginning of period     (296)       (296)
                                        ----------  ----------
Accumulated deficit, end of period          ($296)    ($1,816)
                                        ==========  ==========
Weighted average number of shares         999,611    6,401,067
                                        ==========  ==========
Loss per share                              $0.00      ($0.24)
                                        ==========  ==========


See accompanying notes

                          Norton Motorcycles, Inc
                       (A Development Stage Company)
                Unaudited Condensed Statement of Operations
                   (In Thousands, except per share data)
              Three Months Ended September 30, 1999 and 1998

                                       Three Month Period
                                       Ended September 30
                                     ----------------------
                                        1998        1999
                                     ----------  ----------
Expenses
  Research and development                 $0        $304
  Administration and marketing                        473
  Stock based compensation                             86
                                     ----------  ----------
    Total expenses                          0         863

Interest expense                                       50
                                     ----------  ----------
Loss before taxes                           0        (913)
Income taxes
                                     ----------  ----------
Net (loss)                                  0       ($913)
                                     ==========  ==========

Weighted average number of shares     999,611    7,067,994
                                     ==========  ==========
Loss per share                          $0.00      ($0.13)
                                     ==========  ==========


See accompanying notes.

                         Norton Motorcycles, Inc.
                       (A Development Stage Company)
                Unaudited Condensed Statement of Cash Flows
                              (In Thousands)
               Six Months Ended September 30, 1999 and 1998
                                                        Six Month Period      Cumulative
                                                       Ended September 30    amount from
                                                         1998       1999      inception
                                                      ---------- ---------- -------------
Cash (used by) operating activities
  Net loss                                                   $0    ($1,520)
  Adjustments to reconcile net loss to cash (used by)
       operations
    Stock based compensation and interest expense                      287
    Change in accounts payable and accrued liabilities                 428
                                                                 ----------
    Cash (used by) operations                                         (805)      ($1,077)

Cash (used in) investing activities
  Addition to trademark                                                (51)          (51)
  Other                                                                 (8)           (8)
                                                                 ---------- -------------
  Cash (used in) investing activities                                  (59)          (59)

Cash from (used by) financing activities
  Proceeds from issuing common stock                                                 272
  Proceeds from Bridge Loan financing                                  695           695
  Proceeds from Genesis advances                                       523           523
  Proceeds from short term debt                                         75            75
  Repayment of short term debt                                         (75)          (75)
  Payment of accounts payable liabilities assumed                     (354)         (354)
                                                                 ---------- -------------
  Net cash from financing activities                                   864         1,136
                                                      ---------- ---------- -------------
Net increase in cash                                          0          0             0

Cash at beginning of period                                   0          0
                                                      ---------- ---------- -------------
Cash at end of period                                        $0         $0            $0
                                                      ========== ========== =============


See accompanying notes

                         Norton Motorcycles, Inc.
                     (A Development Stage Enterprise)
                  Notes to Unaudited Financial Statements
                            September 30, 1999

1.  The Company, Liquidity, Going Concern Considerations and Recent
Developments

Norton Motorcycles, Inc. (Norton or the Company), a development stage enterprise, was organized in 1986 for the purpose of evaluating and seeking merger candidates. Through March 1999, the Company had no operations other than management had been seeking merger or other business opportunities.
As discussed in Note 3, in April 1999 the Company acquired the trade name Norton and certain assets that were being used to develop a line of high performance motorcycles (the Asset Purchase). Also in April 1999 the Company's name was changed to Norton Motorcycles, Inc. from Hallmark Properties, Inc.

On October 1, 1999 the Company commenced proceedings in the English High Court against its former engineering consultants, MCD, for relief including delivery up of prototype motorcycles and design drawings. MCD is defending that claim and has indicated that it intends to pursue a claim to ownership of the designs and/or prototypes and a claim for substantial damages that it has estimated to be in excess of $1.7 million. Although the outcome of this dispute is uncertain, the Company's English solicitors have advised the Company that they believe that it is unlikely that MCD's claims to the designs and prototypes and to damages sought will be sustained.

Since the commencement of these proceedings the Company has received advice that places in question previous assessments as to the development and viability of the designs previously provided to the Company. Based on such advice the Company now believes that it is unlikely that it will complete the development of its previously announced motorcycle product line. The Company is seeking an independent third party evaluation of the designs and prototypes and it will be in a position to provide further details upon receipt of that evaluation. The Company may have to make further application to the English Court in order to secure such an inspection. Consequently, management is in discussions with various high quality engine and component suppliers about an alternative product line. Although management believes that it can introduce a successful line of Norton branded motorcycles into the marketplace, it cannot predict when such line will be introduced. Additionally, the introduction of such motorcycle line will require that the Company obtain significant additional capital resources in amounts not yet quantified.

In June 1999, NMI Investments, LLP (NMI Investments) agreed to provide a $1 million Bridge Loan facility to the Company and to acquire $4 million of a previously contemplated preferred stock offering. As of November 8, 1999 NMI Investments had advanced approximately $695 thousand under such Bridge Loan facility. In response to the Company's assessment that it may not complete the development of its previously announced product line, NMI Investments has informed the Company that a substantial change in the business and the operations of the Company has occurred, and that therefore, it is withholding any additional funding under the Bridge Loan and it has withdrawn its previously contemplated $4 million funding commitment

As of September 30, 1999 the Company's current liabilities aggregated approximately $933 thousand excluding $1.1 million of debt for which payment may be accelerated. The maturity of the debt may be accelerated because the Company has not made contractual interest payments. As of

November 8, 1999, the Company had no significant cash resources available. The Company is currently seeking to obtain short-term financing to fund the Company's operations until longer-term financing is secured. The Company requires additional cash resources in the immediate future to continue as a going concern and to continue its efforts to introduce a line of high performance motorcycles into the marketplace. There can be no assurance that any such additional financing can or will be obtained on terms and conditions favorable, or acceptable, to the Company, or at all. In the event the Company is unable to secure additional immediate short-term capital, there is substantial doubt about the Company's ability to continue as a going concern.
 .
Norton is a development stage enterprise with no revenue base. The Company faces various significant risks and uncertainties, including, but not limited to: the Company's ability to raise short-term and long-term capital; the Company's ability to create product and brand name awareness; the level of consumer acceptance of the Company's products; the Company's ability to design, develop and market its products on a cost-effective basis; economic trends; industry competition; the financial impacts of changes in currency exchange rates; the outcome of existing litigation; as well as various other risks and uncertainties, including all risks associated with the Company being a development-stage company with limited assets and no existing revenue base.

2.  Significant Accounting Policies

The Company's fiscal year-end is March 31. The financial statements are presented in accordance with United States generally accepted accounting principles and are stated in United States dollars.

The September 30, 1999 condensed balance sheet and related condensed statements of operations and cash flows for each of the periods presented are unaudited. In the opinion of management all adjustments (consisting of normal recurring adjustments) necessary to the fair presentation of financial position and results of operations for the periods presented have been made. The results of operations for the period ended September 30, 1999 are not necessarily indicative of results of operations of the results of operations for fiscal year 2000 or of any other future period. Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted.

The Company had no operating activities and incurred no expenses or earned no revenues during fiscal year 1999. The costs incurred prior to fiscal year 2000 pertain to seeking merger candidates and business opportunities.

During fiscal year 1999 there were no changes in stockholders' equity. On April 30, 1999 the Company's common stock was reverse split on a 1 share for 42 shares basis which immediately became effective. Unless otherwise indicated, all of the share and per share disclosure amounts are presented as if the reverse stock split had occurred prior to the beginning of the periods presented.

Research and development costs are expensed as incurred.

3.  Asset Purchase

The Company entered into an asset purchase agreement dated April 16, 1999 to acquire substantially all of the assets of Norton Acquisition Corporation (NAC) in exchange for newly issued common stock, the assumption by the Company of approximately $500 thousand of trade accounts payable, the assumption of $650 thousand of debt and the payment of $25 thousand in cash (the Asset Purchase). On April 20, 1999 the board of directors of Norton authorized the issuance of the restricted common shares to NAC. After the impact of the 1 share for 42 shares reverse stock spilt, NAC owned 6 million shares out of 7 million Norton common shares then outstanding. NAC had recently acquired substantially all of the assets of Norton Motors International, Inc. (NMI) in exchange for all of NAC's outstanding common stock. NMI is a development stage enterprise that was engaged in the development of a line of high performance motorcycles. The assets acquired by the Company include all trademarks, a largely idle assembly plant in Shenstone, England and all motorcycle designs and prototypes. The Company has decided to offer the Shenstone assembly plant for sale. The long term debt assumed by the Company carries an 8% interest rate, is collateralized by the assembly plant and intellectual property and is payable as follows: $100 thousand in April 2000, $150 thousand in April 2001 and $250 thousand in April 2002. The maturity of this debt may be subject to acceleration because contractual interest payments have not been made.

The Asset Purchase has been accounted for as an acquisition of assets. The acquired assets were recorded on the basis of the historical cost to NMI. Under generally accepted accounting principles in the United States, research and development costs are expensed as incurred. Through December 31 ,1998, NMI had invested approximately $4 million in design, development and testing of high performance motorcycles and had raised approximately $5 million cash through debt and equity offerings. As of December 31, 1998, NMI had an unaudited accumulated deficit of approximately $15 million. The Company did not assume a substantial majority of the NMI debt and other NMI liabilities. The NMI debt not assumed and other NMI liabilities not assumed are not included in the September 30, 1999 balance sheet of the Company.


4.  Funding Agreements

On April 9. 1999 Genesis Capital Group (Genesis) of Minneapolis agreed to lend $1 million to the Company. The $1 million was to have been advanced on or before May 30, 1999. The Company had indicated its intention to exercise its contractual right to convert all amounts advanced by Genesis into common stock at $4 per share. As of September 30, 1999 Genesis had advanced approximately $525 thousand to the Company. In October 1999 Genesis advanced another $300 thousand to the Company, bringing the total amount advanced to approximately $825 thousand (out of the $1 million committed). In October 1999 the Company advised Genesis that it was in default on the final extension of its funding commitment and that the Company would not accept additional amounts from Genesis. In October 1999 an attorney retained by Genesis advised the Company that that the Company was not authorized to convert into equity any previous advances from Genesis and that Genesis was evaluating unspecified remedies related to unspecified "changes in circumstances, factual discrepancies and absences of material factual information in connection with" the Genesis financing. The advances from Genesis have been classified as a liability in the September 30, 1999 unuaudited balance sheet.

In June 1999 Mr. John Tastad loaned the Company $75 thousand at 10% interest and received warrants to purchase 18,750 shares of common stock at
$4.00 per share.  The warrants are exercisable for two years.   In August
1999 the $75 thousand loan was repaid out of the proceeds of the Bridge Loan financing discussed below.

On June 30, 1999 the Company entered into agreements (the June 30, 1999 Agreements) that contain commitments for cash investments in the Company by NMI Investments, an entity primarily owned by Messrs. Tastad and Kilpatrick. The initial cash advance to Norton was to have been provided in the form of a $1 million US dollar Bridge Loan facility provided by NMI Investments. The Bridge Loan carries a 12 percent interest rate and has a twelve-month term renewable at the option of the Company for a further twelve-month term on the payment of $10 thousand. The entire principal amount will be payable on the last day of the term. The debt maturity may be subject to acceleration because contractual interest payments have not been made. NMI Investments received 12,500 warrants to purchase common stock of the Company at $4.00 per share. These warrants are exercisable for two years. The Bridge Loan is secured by motorcycle designs and prototypes and the Norton trademarks. As of November 8, 1999 approximately $695 thousand of the Bridge Loan had been funded. Additionally, NMI Investments committed in the June 30, 1999 Agreements to provide an additional $4 million of equity financing to Norton. The June 30, 1999 Agreements also provide that Messrs. Kilpatrick and Tastad will serve as Norton's Chief Executive Officer and President, respectively. As is discussed in Note 1, in response to the Company's assessment that it may not complete the development of its previously announced product line, NMI Investments has informed the Company that a substantial change in the business and the operations of the Company has occurred, and that therefore, it is withholding any additional funding under the Bridge Loan and it has withdrawn its previously contemplated $4 million funding commitment.

5.  Stock Options

As of March 31, 1999 no stock options were outstanding. During the quarter ended June 30, 1999 the Company granted 737,500 options to acquire common stock to officers, directors and a consulting firm. The options are exercisable at $4.00 per share. The options granted to the consulting firm and to a non-employee director were estimated at the date of grant to have an aggregate fair value of $264 thousand which was charged to operating expense as follows: $178 thousand during the quarter ended June 30, 1999 and $86 thousand during the quarter ended September 30, 1999. Also, the June 30, 1999 Agreements discussed above provide that Messrs. Kilpatrick and Tastad will be collectively awarded stock options to purchase up to 925,000 additional common shares at options prices ranging from $4.00 to $12.00 per share over two years; the number of options awarded is conditional on the achievement of contractually specified goals. No options have yet been earned under the June 30, 1999 Agreements. The financial accounting for options provided for in the June 30, 1999 Agreements has not yet been determined. Also, Messrs. Kilpatrick and Tastad have informed the Company that as a condition of their employment they were each promised additional grants of 215,000 options to purchase common stock exercisable at $4.00 per share; the Board of Directors has not yet acted on this matter.

6.  Trademark Agreement

In July 1999 Norton entered into a license and distribution agreement with Norton Motors Deutschland (NMD), a Munich based distributor of classic Norton parts and holder of certain Norton trademarks in Europe. The agreement, which requires Norton to pay royalties based on sales in certain European countries, provides Norton with a five-year exclusive trademark license and purchase options. In addition, NMD has been appointed the distributor of Norton products in Germany.

7.  Litigation

See note 1 for a discussion of litigation that commenced in November 1999. In July 1999, Robert E. Cieslukowski commenced a lawsuit against Norton and NMI alleging among other things that the transfer of assets from NMI to Norton was without reasonable consideration and with the intent to defraud the creditors of NMI. The complaint also alleges that the aforementioned transfer amounted to a consolidation or merger of NMI and Norton and therefore Norton is merely a continuation of NMI. The lawsuit seeks recovery from Norton and NMI of $545 thousand indebtedness of NMI plus interest. Norton and NMI deny these allegations and filed their response with the District Court in August 1999. Although any litigation is subject to uncertainty, NMI and Norton believe that the transfer of assets was in consideration for fair value received and hence the transfer was proper. Additionally, the transfer of assets was in the best interest of the NMI creditors. The aforementioned indebtedness of NMI is not reflected in the September 30, 1999 unaudited balance sheet of the Company.

Item 2. Management's discussion and analysis of financial condition and results of operations

Information provided throughout this quarterly report may contain "forward-looking" information. These cautionary statements are made with the objective of obtaining the benefits of safe harbor provisions of applicable legislation. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and actual results may differ materially from those in the forward-looking statements as a result of various significant risk factors including but not limited to the development stage nature of the Company.

Results of Operations and Norton Motorcycle Product Line

The Company reported a net loss of $1.5 million for the six months ended September 30, 1999. The Company's expenses pertain to research and development, administration and marketing and stock based compensation. The Company incurred administration and marketing expenses primarily for personnel, outside consulting, legal fees. travel and promotional activities. The reported non-cash stock based compensation expense is related to stock options awarded to a consulting firm and to an outside director.

On October 1, 1999 the Company commenced proceedings in the English High Court against its former engineering consultants, MCD, for relief including delivery up of prototype motorcycles and design drawings. MCD is defending that claim and has indicated that it intends to pursue a claim to ownership of the designs and/or prototypes and a claim for substantial damages that it has estimated to be in excess of $1.7 million. Although the outcome of this dispute is uncertain, the Company's English solicitors have advised the Company that they believe that it is unlikely that MCD's claims to the designs and prototypes and to damages sought will be sustained.

Since the commencement of these proceedings the Company has received advice that places in question previous assessments as to the development and viability of the designs previously provided to the Company. Based on such advice the Company now believes that it is unlikely that it will complete the development of its previously announced motorcycle product line. The Company is seeking an independent third party evaluation of the designs and prototypes and it will be in a position to provide further details upon receipt of that evaluation. The Company may have to make further application to the English Court in order to secure such an inspection. Consequently, management is in discussions with various high quality engine and component suppliers about an alternative product line. Although management believes that it can introduce a successful line of Norton branded motorcycles into the marketplace, it cannot predict when such line will be introduced. Additionally, the introduction of such motorcycle line will require that the Company obtain significant additional capital resources in amounts not yet quantified and from sources not yet identified.

Liquidity and Capital Resources

In June 1999, NMI Investments, LLP (NMI Investments) agreed to provide a $1 million Bridge Loan facility to the Company and to acquire $4 million of a previously contemplated preferred stock offering. As of November 8, 1999 NMI Investments had advanced approximately $695 thousand under such bridge loan facility. In response to the Company's assessment that it may not complete the development of its previously announced product line, NMI Investments has informed the Company that a substantial change in the business and the operations of the Company has occurred, and that therefore, it is withholding any additional funding under the Bridge Loan and it has withdrawn its previously contemplated $4 million funding commitment.

As of September 30, 1999 the Company's current liabilities aggregated approximately $933 thousand excluding $1.1 million of debt for which payment may be accelerated. The maturity of the debt may be accelerated
because the Company has not made contractual interest payments.   As of
November 8, 1999, the Company had no significant cash resources available. The Company is currently seeking to obtain short-term financing to fund the Company's operations until longer-term financing is secured. The Company requires additional cash resources in the immediate future to continue as a going concern and to continue its efforts to introduce a premium line of high performance motorcycles into the marketplace. There can be no assurance that any such additional financing can or will be obtained on terms and conditions favorable, or acceptable, to the Company, or at all. In the event the Company is unable to secure additional immediate short-term capital, there is substantial doubt about the Company's ability to continue as a going concern.
 .
Norton is a development stage enterprise with no revenue base. The Company faces various significant risks and uncertainties, including, but not limited to: the Company's ability to raise short-term and long-term capital; the Company's ability to create product and brand name awareness; the level of consumer acceptance of the Company's products; the Company's ability to design, develop and market its products on a cost-effective basis; economic trends; industry competition; the outcome of existing litigation; the financial impacts of changes in currency exchange rates; as well as various other risks and uncertainties, including all risks associated with the Company being a development-stage company with limited assets and no existing revenues. In the event the Company is unable to secure additional immediate short-term capital, there is substantial doubt about the Company's ability to continue as a going concern. Additionally, the introduction of a motorcycle product line will require that the Company obtain significant additional long-term capital resources in amounts not yet quantified and from sources not yet identified.




Part II - OTHER INFORMATION

Item  1.  Legal proceedings

On July 13, 1999, Robert E. Cieslukowski commenced a lawsuit against Norton. The case is venued in United States District Court, District of Minnesota. Also, named, as defendants in this action are Norton Motors International, Inc. (NMI), Norton Acquisition Corporation, Myron Calof and Mark Osterberg. In his complaint, Mr. Cieslukowski, claims that NMI breached the Repayment Agreement between himself and NMI dated February 27, 1999. Mr. Cieslukowski claims that debt obligations of NMI aggregating approximately $ 550 thousand are delinquent.

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

On October 1, 1999 the Company commenced proceedings in the English High Court against its former engineering consultants, MCD, for relief including delivery up of prototype motorcycles and design drawings. MCD is defending that claim and has indicated that it intends to pursue a claim to ownership of the designs and/or prototypes and a claim for substantial damages that it has estimated to be in excess of $1.7 million. Although the outcome of this dispute is uncertain, the Company's English solicitors have advised the Company that they believe that it is unlikely that MCD's claims to the designs and prototypes and to damages sought will be sustained

Item  2.  Changes in securities: None

Item 3.  Defaults on senior securities

The Company did not make the scheduled $18 thousand October 15, 1999 interest payment pursuant to the mortgage on its assembly facility located in Shenstone England. Pursuant to its terms, the $500 thousand mortgage becomes due and payable in the event of a default of interest payment with or without demand by the holder.

The Company has not made the monthly payments of interest provided for in the Bridge Loan facility. This would be an event of default, and the $695 thousand loan could become immediately due and payable, if the Company receives written notice of a default in the payment of interest.

Item 4.  Submission of matters to a vote of security holders: None

Item 5.  Other information

In April 1999 Mr. Miles Wynn, the former Chief Executive Officer of the Company, engaged American Securities Transfer Agency (American Securities) to be the Company's common stock transfer agent. American Securities is located in Bainbridge, Washington and is owed by Mr. John Wachsmith. Shortly after the Asset Purchase the Company's new management informed American Securities that the Company would be changing to another transfer agent and the Company requested that American Securities provide the Company will a shareholder listing and an accounting for all stock certificates. American Securities has provided the Company and its new transfer agent with a shareholder listing; however such listing indicates that American Securities issued approximately 68 thousand unauthorized common shares. Additionally, American Securities has been unable to provide the Company with an accounting for stock certificates. Additionally, American Securities has been unable to provide the Company with assurance that the unauthorized common shares issued by American Securities did not exceed the 68 thousand unauthorized shares previously discussed. The Company is presently investigating this matter.

Item 6.  Exhibits and reports on Form 8-K

(a) Exhibits:  Not applicable.

(b) A Current Report on Form 8-K dated July 22, 1999 was filed reporting on new senior officers, additional financing, an increase in the Board of Directors, a trademark license agreement and recent litigation.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   Norton Motorcycles, Inc.




Dated November 10, 1999            By /s/ ROBERT KILPATRICK
      -----------------               ---------------------
                                   Robert Kilpatrick
                                   Chief Executive Officer




Dated November 10, 1999            By /s/ MARK OSTERBERG
      -----------------            ---------------------
                                   Mark Osterberg
                                   Chief Financial Officer