Form 10QSB
period 1999-12-31
NORTON MOTORCYCLES INC
filed 2000-02-16
CIK 802203

Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                        Commission File Number 33-8817-D

                     For the quarter ended December 31, 1999

                            NORTON MOTORCYCLES, INC.

             (Exact Name of Registrant as Specified in its Charter)

          COLORADO                                              84-1036901
-------------------------------                             -----------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

                       6462 City West Parkway - Suite 150
                             Eden Prairie, MN 55344
                -------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (612) 837-0260
               --------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes    X          No  _

The number of shares outstanding of Company's common stock, no par value per share, at February 10, 2000 was approximately 7.1 million shares.

                            Norton Motorcycles, Inc.

                         Quarterly Report on Form 10-QSB

Part 1 - Financial Information
Item 1 - Financial Statements
                                 Norton Motorcycles, Inc.
                               (A Development Stage Company)
                             Unaudited Condensed Balance Sheet
                             (In Thousands, except share data)
                              December 31 and March 31, 1999


                                                                     March 31           December 31
                                                                       1999                1999
                                                                     ---------          -----------
Assets
      Current assets
          Cash                                                       $     0               $     0
          Prepaid insurance                                                                     20
          Deposits and other                                                                    47
                                                                                           -------
               Total current assets                                                             67
      Property and Equipment
          Assembly plant - held for sale                                                       502
          Equipment                                                                            105
                                                                                           -------
               Total property and equipment                                                    607
      Trademarks                                                                               451
                                                                     -------               -------
      Total assets                                                   $     0               $ 1,125
                                                                     =======               =======

Liabilities and stockholders'  equity (deficit)
      Current liabilities
          Accounts payable                                           $     0               $   521
          Accrued liabilities                                                                  338
          Short term secured debt                                                              150
          Current maturities of debt and advances                                              200
                                                                                           -------
               Total excluding debt subject to acceleration                                  1,209
          Debt subject to acceleration                                                       1,095
                                                                                           -------
               Total including debt subject to acceleration                                  2,304
      Advances from Genesis - net of current maturity                                          723
      Stockholders' equity (deficit)
          Common stock, no par value, 400,000,000 shares
               authorized, 999,611 and 7,067,994 shares
               issued and outstanding at March 31, 1999
               and December 31, 1999, respectively                       296                   424
          Deficit accumulated during development
               stage                                                    (296)               (2,326)
                                                                     -------               -------
          Total stockholders' (deficit)                                    0                (1,902)
                                                                     =======               =======
      Total liabilities and stockholders' deficit                    $     0               $ 1,125
                                                                     =======               =======







                             Norton Motorcycles, Inc
                          (A Development Stage Company)
                   Unaudited Condensed Statement of Operations
                 (In Thousands, except share and per share data)
                  Nine Months Ended December 31, 1999 and 1998


                                                                 Nine Month Period
                                                                 Ended December 31                    Cumulative
                                                        ----------------------------------            amount from
                                                           1998                   1999                 inception
                                                        -----------            -----------            -----------

Expenses
      Research and development                          $         0            $       684            $       684
      Administration, marketing and other                                              986                  1,282
      Stock based compensation                                                         264                    264
                                                        -----------            -----------            -----------
          Total expenses                                          0                  1,934                  2,230

Interest expense                                                                        96                     96
                                                        -----------            -----------            -----------

Loss before taxes                                                 0                 (2,030)                (2,326)
Income taxes
                                                        -----------            -----------            -----------
Net (loss)                                                        0                 (2,030)           ($    2,326)
                                                                                                      ===========

Accumulated deficit, beginning of period                       (296)                  (296)
                                                        ===========            ===========
Accumulated deficit, end of period                      ($      296)           ($    2,326)
                                                        ===========            ===========

Weighted average number of shares                           999,611              6,624,185
                                                        ===========            ===========
Loss per share                                          $      0.00            ($     0.31)
                                                        ===========            ===========







See accompanying notes





                                         Norton Motorcycles, Inc
                                      (A Development Stage Company)
                               Unaudited Condensed Statement of Operations
                             (In Thousands, except share and per share data)
                              Three Months Ended December 31, 1999 and 1998


                                                                Three Month Period
                                                                 Ended December 31
                                                       --------------------------------------
                                                          1998                       1999
                                                       -----------                -----------

Expenses
      Research and development                         $         0                $       134
      Administration, marketing and other                                                 345
      Stock based compensation
                                                       -----------                -----------
          Total expenses                                         0                        479

Interest expense                                                                           31
                                                       -----------                -----------

Loss before taxes                                                0                       (510)
Income taxes
                                                       ===========                ===========
Net (loss)                                                       0                ($      510)
                                                       ===========                ===========


Weighted average number of shares                          999,611                  7,067,994
                                                       ===========                ===========
Loss per share                                         $      0.00                ($     0.07)
                                                       ===========                ===========




See accompanying notes.









                                             Norton Motorcycles, Inc.
                                           (A Development Stage Company)
                                    Unaudited Condensed Statement of Cash Flows
                                                  (In Thousands)
                                   Nine Months Ended December 31, 1999 and 1998




                                                                         Nine Month Period
                                                                         Ended December 31            Cumulative
                                                                    --------------------------        amount from
                                                                      1998              1999           inception
                                                                    ---------         --------        -----------

Cash (used by) operating activities
      Net loss                                                      $     0           ($2,030)
      Adjustments to reconcile net loss to cash (used by)
               operations
          Stock based compensation and interest expense                                   287
          Change in accounts payable and accrued liabilities                              704
                                                                                      -------
          Cash (used by) operations                                                    (1,039)          ($1,311)

Cash (used in) investing activities
      Addition to trademark                                                               (51)              (51)
      Other                                                                               (74)              (74)
                                                                                      -------           -------
      Cash (used in) investing activities                                                (125)             (125)

Cash from (used by) financing activities
      Proceeds from issuing common stock                                                                    272
      Proceeds from Bridge Loan financing                                                 695               695
      Proceeds from Genesis advances                                                      823               823
      Proceeds from short term debt                                                        75                75
      Repayment of short term debt                                                        (75)              (75)
      Payment of accounts payable liabilities assumed                                    (354)             (354)
                                                                                      -------           -------
      Net cash from financing activities                                                1,164             1,436

                                                                                      -------           -------

Net increase in cash                                                      0                 0                 0

Cash at beginning of period                                               0                 0
                                                                    -------           -------           -------

Cash at end of period                                               $     0           $     0           $     0
                                                                    =======           =======           =======









See accompanying notes
                                                    5

                            Norton Motorcycles, Inc.
                        (A Development Stage Enterprise)
                     Notes to Unaudited Financial Statements
                                December 31, 1999

1. The Company, Liquidity, Going Concern Considerations, Recent Developments and Risk Factors

Norton Motorcycles, Inc. (NRTN or the Company), a development stage enterprise, was organized in 1986 for the purpose of evaluating and seeking merger candidates. Through March 1999, the Company had no operations other than management had been seeking merger or other business opportunities. As discussed in Note 3, in April 1999 the Company acquired the trade name Norton and certain assets that were being used to develop a line of high performance motorcycles (the Asset Purchase). Also in April 1999 the Company's name was changed to Norton Motorcycles, Inc. from Hallmark Properties, Inc.

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

In June 1999, NMI Investments, LLP (NMI Investments) agreed to provide a $1 million Bridge Loan facility to the Company and to acquire $4 million of a previously contemplated preferred stock offering. As of December 31, 1999 NMI Investments had advanced approximately $695 thousand under such Bridge Loan facility. In response to the Company's assessment that it may not complete the development of its previously announced product line, NMI Investments has informed the Company that a substantial change in the business and the operations of the Company has occurred, and that therefore, it is withholding any additional funding under the Bridge Loan and it has withdrawn its previously contemplated $4 million funding commitment. As is discussed under Part II - Item 1 Legal Proceedings, Company is currently involved in material litigation including litigation with NMI Investments.

As of the date of this report, NRTN had no significant cash resources and had suspended substantially all motorcycle product line development activities. The Company requires additional cash resources in the immediate future in order to continue as a going concern and to resume its efforts to introduce a line of motorcycles. There is no assurance that such additional funding can or will be obtained on terms and conditions acceptable to the Company or at all. As discussed under Part II - Item 1 Legal Proceedings the Company is involved in material on-going litigation. As of December 31, 1999 the Company owed approximately $859 thousand to suppliers and employees and the principal amount of the Company's debt outstanding aggregated $2.2 million. A substantial portion of the debt, $1.4 million, is classified as current or is subject to acceleration. The debt outstanding includes $695 thousand owed under the Bridge Loan agreement and advances from Genesis Capital which advances the Company believes are convertible into NRTN common stock. As is discussed under Legal Proceedings, Angel Motorcycles (Angel) purports to hold $820 thousand of NRTN's outstanding debt. The debt held by Angel includes $695 thousand advanced under the Bridge Loan agreement with NMI Investments and there is a dispute as to whether such debt is in default and whether such debt is secured by any assets of NRTN.

Given the Company's insufficient cash resources, the substantial doubts about viability of the motorcycle product line which was being developed by MCD, the significant amounts owed to suppliers and debt holders and the substantial on-going litigation faced by the Company, the Company may be unable to continue as a going concern and may have to file for bankruptcy or other court protection from suppliers and debt holders. Additionally, the Company may seek to sell all or a portion of its assets, including the trade name Norton.

The Company has received a non-binding proposal from Norton Motors Acquisition, LLP (Acquisition) whereby a corporate entity to be formed and funded by Acquisition would purchase substantially of the Company's assets, including the Norton trade name, in exchange for cash and common stock issued by the new entity. The non-binding proposal is under review. The terms of the non-binding proposal have not been announced. Robert Kilpatrick, Chief Executive Officer of NRTN, is a partner in Acquisition. There is no assurance that any transaction will be consummated. Additionally, the Company makes no prediction as to the value of the consideration to be received if a transaction were consummated.

NRTN is a start-up development stage enterprise with no revenue base, product line or operating history. The competitors of NRTN are substantially larger and have substantially more capital resources. NRTN's competitors also have successful motorcycle models and established distribution channels. NRTN has no motorcycle product line, production facilities, in-house engineering staff or marketing or administrative employees. The cash requirements to develop or acquire an initial motorcycle product line have not been determined. NRTN would need to acquire substantial additional capital resources in order to introduce a successful motorcycle product line into the very competitive motorcycle market place. NRTN's competitors would likely have economies of scale efficiencies not available to the Company. NRTN faces other significant risk factors and uncertainties, including, but not limited to: the NRTN's ability to raise additional capital resources; NRTN's ability to create product and brand name awareness; the level of consumer acceptance of NRTN's products; the ability of NRTN to design, develop and market its products on a cost-effective basis; NRTN's ability to attract and retain key engineering, purchasing, production, marketing and administrative employees; governmental regulation in several countries and changes in such regulation; economic trends; industry competition; NRTN's ability to operate successfully in several different countries; the financial impacts of changes in currency exchange rates; as well as various risk factors and uncertainties associated with being a development stage enterprise with limited assets and no revenue base or product line. There is no assurance that NRTN will be successful in achieving profitability.

2.  Significant Accounting Policies

The Company's fiscal year-end is March 31. The financial statements are presented in accordance with United States generally accepted accounting principles and are stated in United States dollars.

The December 31, 1999 condensed balance sheet and related condensed statements of operations and cash flows for each of the periods presented are unaudited. In the opinion of management all adjustments (consisting of normal recurring adjustments) necessary to the fair presentation of financial position and results of operations for the periods presented have been made. The results of operations for the period ended December 31, 1999 are not necessarily indicative of results of the results of operations for fiscal year 2000 or of any other future period. Additionally the outcome of existing litigation and the resolution of disputes with certain suppliers could result in payments of amounts different from the amounts recorded for financial accounting purposes. Certain information normally included in notes to financial statements prepared in accordance with generally accepted accounting principles has been omitted.

The Company had no operating activities and incurred no expenses or earned no revenues during fiscal year 1999. The costs incurred prior to fiscal year 1999 pertain to seeking merger candidates and business opportunities.

During the year ended March 31, 1999 there were no changes in stockholders' equity. On April 30, 1999 the Company's common stock was reverse split on a 1 share for 42 shares basis which immediately became effective. Unless otherwise indicated, all of the share and per share disclosure amounts are presented as if the reverse stock split had occurred prior to the beginning of the periods presented.

Research and development costs are expensed as incurred.

3.  Asset Purchase

The Company entered into an asset purchase agreement dated April 16, 1999 to acquire substantially all of the assets of Norton Acquisition Corporation (NAC) in exchange for newly issued common stock, the assumption by the Company of approximately $500 thousand of trade accounts payable, the assumption of $650 thousand of debt and the payment of $25 thousand in cash (the Asset Purchase). On April 20, 1999 the board of directors of NRTN authorized the issuance of the restricted common shares to NAC. After the impact of the 1 share for 42 shares reverse stock spilt, NAC owned 6 million shares out of 7 million NRTN common shares then outstanding. NAC had recently acquired substantially all of the assets of Norton Motors International, Inc. (International) in exchange for all of NAC's outstanding common stock. International was a development stage enterprise that was engaged in the development of a line of high performance motorcycles. The assets acquired by the Company include all trademarks, a largely idle assembly plant in Shenstone, England and all motorcycle designs and prototypes. The Company has decided to offer the Shenstone assembly plant for sale. The long term debt assumed by the Company carries an 8% interest rate, is collateralized by the assembly plant and intellectual property and is payable as follows: $100 thousand in April 2000, $150 thousand in April 2001 and $250 thousand in April 2002. The maturity of this debt may be subject to acceleration because contractual interest payments have not been made.

The Asset Purchase has been accounted for as an acquisition of assets. The acquired assets were recorded on the basis of the historical cost to International. Historical cost is not necessarily indicative of fair value of the assets acquired. Under generally accepted accounting principles in the United States, research and development costs are expensed as incurred. Through December 31, 1998, International had invested approximately $4 million in design, development and testing of high performance motorcycles and had raised approximately $5 million cash through debt and equity offerings. As of December 31, 1998, International had an unaudited accumulated deficit of approximately $15 million. The Company did not assume a substantial majority of the International debt and other International liabilities. The International debt not assumed and other International liabilities not assumed are not included in the December 31, 1999 balance sheet of the Company.

4.  Funding Agreements

On April 9. 1999 Genesis Capital Group (Genesis) of Minneapolis agreed to lend $1 million to the Company. The $1 million was to have been advanced on or before May 30, 1999. The Company had indicated its intention to exercise its contractual right to convert all amounts advanced by Genesis into common stock at $4 per share. As of December 31, 1999 Genesis had advanced approximately $825 thousand to the Company. In October 1999 the Company advised Genesis that it was in default on the final extension of its funding commitment and that the Company would not accept additional amounts from Genesis. In October 1999 an attorney retained by Genesis advised the Company that that the Company was not authorized to convert into equity any previous advances from Genesis and that Genesis was evaluating unspecified remedies related to unspecified "changes in circumstances, factual discrepancies and absences of material factual information in connection with" the Genesis financing. The advances from Genesis have been classified as a liability in the December 31, 1999 unaudited balance sheet.

In June 1999 Mr. John Tastad loaned the Company $75 thousand at 10% interest and received warrants to purchase 18,750 shares of common stock at $4.00 per share. The warrants are exercisable for two years. In August 1999 the $75 thousand loan was repaid out of the proceeds of the Bridge Loan financing discussed below.

On June 30, 1999 the Company entered into agreements (the June 30, 1999 Agreements) that contain commitments for cash investments in the Company by NMI Investments, an entity primarily owned by Messrs. Tastad and Kilpatrick. The initial cash advance to NRTN was to have been provided in the form of a $1 million US dollar Bridge Loan facility provided by NMI Investments. The Bridge Loan carries a 12 percent interest rate and has a twelve-month term renewable at the option of the Company for a further twelv month term on the payment of $10 thousand. The entire principal amount will be payable on the last day of the term. The debt maturity may be subject to acceleration because contractual interest payments have not been made. NMI Investments is to receive 12,500 warrants to purchase common stock of the Company at $4.00 per share. These warrants are exercisable for two years. Upon full funding of the $1 million amount to be advanced, the Bridge Loan was to be secured by motorcycle designs and prototypes and the Norton trademarks. As of December 31, 1999 approximately $695 thousand of the Bridge Loan had been funded. Additionally, NMI Investments committed in the June 30, 1999 Agreements to provide an additional $4 million of equity financing to NRTN. The June 30, 1999 Agreements also provide that Messrs. Kilpatrick and Tastad will serve as NRTN's Chief Executive Officer and President, respectively. As is discussed in Note 1, in response to the Company's assessment that it may not complete the development of its previously announced product line, NMI Investments has informed the Company that a substantial change in the business and the operations of the Company has occurred, and that therefore, it is withholding any additional funding under the Bridge Loan and it has withdrawn its previously contemplated $4 million funding commitment. In November 1999, Mr. Tastad resigned as a director and President of NRTN. In November 1999, Mr. Kilpatrick, Chief Executive Officer of NRTN, resigned as President of NMI Investments. In December 1999, Angel Motorcycles Inc. (Angel) acquired the Bridge Loan from NMI Investments and commenced legal action to collect the amount owed by the Company. As discussed under Part II - Item 1 Legal Proceedings there is a dispute as to whether the Bridge Loan is in default and whether the amounts advanced under the Bridge Loan agreement are secured by any assets of NRTN. Additionally, NRTN has asserted a claim against NMI Investments.

5.  Stock Options

As of March 31, 1999 no stock options were outstanding. During the quarter ended June 30, 1999 the Company granted 737,500 options to acquire common stock to officers, directors and a consulting firm. The options are exercisable at $4.00 per share. The options granted to the consulting firm and to a non-employee director were estimated at the date of grant to have an aggregate fair value of $264 thousand which was charged to operating expense as follows: $178 thousand during the quarter ended June 30, 1999 and $86 thousand during the quarter ended September 30, 1999. Also, the June 30, 1999 Agreements discussed above provide that Messrs. Kilpatrick and Tastad will be collectively awarded stock options to purchase up to 925,000 additional common shares at options prices ranging from $4.00 to $12.00 per share over two years; the number of options awarded is conditional on the achievement of contractually specified goals. No options have yet been earned under the June 30, 1999 Agreements. The financial accounting for options provided for in the June 30, 1999 Agreements has not yet been determined. Also, Messrs. Kilpatrick and Tastad have informed the Company that as a condition of their employment they were each promised additional grants of 215,000 options to purchase common stock exercisable at $4.00 per share; the Board of Directors has not yet acted on this matter. In November 1999, Mr. Tastad resigned as a director and President of NRTN.

6.  Trademark Agreement

In July 1999 NRTN entered into a license and distribution agreement with Norton Motors Deutschland (NMD), a Munich based distributor of classic Norton parts and holder of certain Norton trademarks in Europe. The agreement, which requires NRTN to pay royalties based on sales in certain European countries, provides NRTN with a five-year exclusive trademark license and purchase options. In addition, NMD has been appointed the distributor of NRTN products in Germany. In the event that the Company is unable to make required contractual payments it will be in default under the trademark license agreement.

7.  Litigation

The Company is involved in material on-going litigation with MCD and with debt holders. The outcome of such litigation, which could have a material adverse effect on NRTN, cannot be predicted. See Part II - Item 1 Legal Proceedings for a discussion of legal proceedings.

Item 2. Management's discussion and analysis of financial condition and results of operations

Information provided throughout this quarterly report may contain "forward-looking" information. These cautionary statements are made with the objective of obtaining the benefits of safe harbor provisions of applicable legislation. Norton Motorcycles, Inc (NRTN or the Company) cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and actual results may differ materially from those in the forward-looking statements as a result of various significant risk factors including but not limited to the development stage nature of the Company.

Results of Operations and Norton Motorcycle Product Line

The Company reported a net loss of $2.0 million for the nine months ended December 31, 1999. The Company's expenses pertain to research and development, administration, marketing and other, and stock based compensation. The Company incurred administration, marketing and other expenses for personnel, severance pay, legal fees, management and consulting fees, office rent, supplies, marketing and sales, development of the Norton web site, financing related costs, expenses incurred on behalf of Norton Motors International, travel and other expenses. The reported non-cash stock based compensation expense is related to stock options awarded to a consulting firm and to a director.

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

The development and introduction of a motorcycle line will require that the Company obtain significant additional capital resources in amounts not yet quantified and from sources not yet identified. As of the date of this report, the Company had suspended substantially all product development activities.

Liquidity and Capital Resources

As of the date of this report, NRTN had no significant cash resources and had suspended substantially all motorcycle product line development activities. The Company requires additional cash resources in the immediate future in order to continue as a going concern and to resume its efforts to introduce a line of motorcycles. There is no assurance that such additional funding can or will be obtained on terms and conditions acceptable to the Company or at all. As discussed under Part II - Item 1 Legal Proceedings the Company is involved in material on-going litigation. As of December 31, 1999 the Company owed approximately $859 thousand to suppliers and employees and the principal amount of the Company's debt outstanding aggregated $2.2 million. A substantial portion of the debt, $1.4 million, is classified as current or is subject to acceleration. The debt outstanding includes $695 thousand owed under the Bridge Loan agreement and advances from Genesis Capital which advances the Company believes are convertible into NRTN common stock. As is discussed under Legal Proceedings, Angel Motorcycles (Angel) purports to hold $820 thousand of NRTN's outstanding debt. The debt held by Angel includes $695 thousand advanced under the Bridge Loan agreement with NMI Investments and there is a dispute as to whether such debt is in default and whether such debt is secured by any assets of NRTN.

Given the Company's insufficient cash resources, the substantial doubts about viability of the motorcycle product line which was being developed by MCD, the significant amounts owed to suppliers and debt holders and the substantial on-going litigation faced by the Company, the Company may be unable to continue as a going concern and may have to file for bankruptcy or other court protection from suppliers and debt holders. Additionally, the Company may seek to sell all or a portion of its assets, including the trade name Norton.

The Company has received a non-binding proposal from Norton Motors Acquisition, LLP (Acquisition) whereby a corporate entity to be formed and funded by Acquisition would purchase substantially of the Company's assets, including the Norton trade name, in exchange for cash and common stock issued by the new entity. The non-binding proposal is under review. The terms of the non-binding proposal have not been announced. Robert Kilpatrick, Chief Executive Officer of NRTN, is a partner in Acquisition. There is no assurance that any transaction will be consummated. Additionally, the Company makes no prediction as to the value of the consideration to be received if a transaction were consummated.

NRTN is a start-up development stage enterprise with no revenue base, product line or operating history. The competitors of NRTN are substantially larger and have substantially more capital resources. NRTN's competitors also have successful motorcycle models and established distribution channels. NRTN has no motorcycle product line, production facilities, in-house engineering staff or marketing or administrative employees. The cash requirements to develop or acquire an initial motorcycle product line have not been determined. NRTN would need to acquire substantial additional capital resources in order to introduce a successful motorcycle product line into the very competitive motorcycle market place. NRTN's competitors would likely have economies of scale efficiencies not available to the Company. NRTN faces other significant risk factors and uncertainties, including, but not limited to: the NRTN's ability to raise additional capital resources; NRTN's ability to create product and brand name awareness; the level of consumer acceptance of NRTN's products; the ability of NRTN to design, develop and market its products on a cost-effective basis; NRTN's ability to attract and retain key engineering, purchasing, production, marketing and administrative employees; governmental regulation in several countries and changes in such regulation; economic trends; industry competition; NRTN's ability to operate successfully in several different countries; the financial impacts of changes in currency exchange rates; as well as various risk factors and uncertainties associated with being a development stage enterprise with limited assets and no revenue base or product line. There is no assurance that NRTN will be successful in achieving profitability.

Part II - OTHER INFORMATION

Item  1.  Legal proceedings

Norton Motorcycles, Inc (NRTN or the Company) and Norton Motors International (International) are involved in material litigation. International owns all of the common stock of Norton Acquisition Corp (NAC) which owns 85 percent of the common stock of NRTN. An unfavorable outcome to the litigation involving International could impact the ownership of the common stock of NAC and/or NRTN.

In a suit filed in the U.S. District Court, District of Minnesota, 4th Division in July 1999 Robert Cieslukowski, a former Chief Executive Officer and director of Norton Motors International (International), seeks to recover from NRTN, International and others including certain directors and officers of NRTN and International amounts due under Series A Bridge Notes and Convertible Subordinated Debentures of International as well as advances to International. The total claim is for $617 thousand plus legal fees. The plaintiff, Cieslukowski, also alleges that the transactions in April 1999 by which substantially all the former assets of International were sold to Norton Acquisition Corp. (NAC) and then to NRTN constituted a fraudulent conveyance that should be reversed, that NRTN is a continuation of International and that therefore NRTN is liable for International's financial obligations to the plaintiff, Cieslukowski. NRTN and International have responded to the suit. Although any litigation is subject to uncertainty, NRTN and International believe that the April 1999 transfer of assets was proper. Additionally, International has asserted that it has claims against Cieslukowski based on claimed breaches of his fiduciary duty to International as a director and CEO.

Cieslukowski has filed a motion for summary judgment against International that was heard on February 4, 2000. If plaintiff Cieslukowski were successful in his motion, he would obtain a judgment against International and may be able to execute on that judgment against International's assets. If Cieslukowski were successful he could become entitled to force the sale of International's assets (primarily International's stock in NAC or NAC's stock in NRTN) to obtain payment of his claim.

Alex Daneman and Northern Pacific Lines ("NPL") have filed suit against International in the Superior Court of the State of California in the County of Marin, to enforce payment of a contract debt of International. Sometime prior to 1998 Daneman and/or NPL bought shares of International's common stock and was granted share warrants and broad motorcycle distribution rights. Daneman and NPL agreed to give up the distribution rights and the shares of common stock if International would pay $300 thousand. The initial agreed upon cash payment dates were extended; however, International was unable to pay by the extended dates. Then, in exchange for a further extension International executed certain stipulated judgments in favor of Daneman and NPL to secure the amount due, which by then, inclusive of interest, amounted to $360 thousand. According to these stipulated judgments, if an initial payment of $100 thousand was not paid by December 31, 1999, Daneman and NPL could file the stipulated judgments and execute upon them. Accordingly when International failed to make the December 31, 1999 $100 thousand payment Daneman and NPL became entitled to file their judgment. They have not yet done so, but could at any time. If the judgment is filed and if Daneman and NPL seek to execute upon the judgment against International's assets in Minnesota, the judgment will have to be transferred to Minnesota. If Daneman were to proceed he would be entitled to force the sale of International's assets (primarily International's stock in NAC or NAC's stock in NRTN) to obtain payment of his claim.

Global Coin Corporation (Global Coin), as holder of certain debt of International consisting of Series A Bridge Notes, Convertible Subordinated Debentures and other loans, and as assignee of the rights of another party, Cataract N.V., in and to similar debt instruments, has filed a suit against International in the State of Minnesota, County of Hennepin, District Court, 4th Judicial District to enforce payment of the foregoing (which aggregate $2.9 million principal amount). International has filed a defense to the claims of

Global Coin. Global Coin has filed a motion for summary judgment that is to be heard in early March 2000. If Global Coin is successful on its motion, it could execute against the assets of International. If Global Coin were successful it could become entitled to force the sale of International's assets (primarily International's stock in NAC or NAC's stock in NRTN) to obtain payment of its claim. . Roberto Aquilini is a director of NRTN and also an executive officer of Global Coin. Myron Calof is a director and Executive Vice President of NRTN, one of two directors of International and the only director of NAC. Calof is also employed by the Aquilini Investment Group that owns Global Coin.

On October 1,1999 the Company commenced proceedings in the English High Court against its former engineering consulting firm, MCD, for relief including delivery up of prototype motorcycles and design drawings. MCD is defending that claim and has indicated that it intends to pursue a claim to ownership of the designs and/or prototypes and a claim for substantial damages that it has estimated to be in excess of $1.7 million. Although the outcome of this dispute is uncertain, the Company's English solicitors have advised the Company that they believe that it is unlikely that MCD's claims to the designs and prototypes and to damages sought will be sustained.

Angel Motorcycles, Inc., a Minnesota corporation founded by John Silseth II to develop and distribute motorcycles, has acquired from Donald Shiff and NMI Investments, whose president is John Tastad, a former director and President of NRTN, certain debts due from NRTN. Silseth has been a key consultant to both NRTN and International. Shiff's debt ($100 thousand principle amount) is secured by a UCC-1 Financing Statement covering NRTN's intellectual property including the "Norton" trademarks. A UCC-1 Financing Statement has also been filed to secure NMI Investments' debt ($695 thousand principle amount) but its right to this security interest has been challenged by NRTN on several bases including that NMI Investments was in breach of a Bridge Loan commitment to NRTN when the UCC-1 was filed. As for the Shiff UCC-1 Financing Statement, NRTN asserts that the Shiff Financing Statement was given to Shiff concurrent with identical security (UCC Financing Statements filed the same day and time and bearing same filing number) given to other creditors as well and that all such securities can only be enforced together in a single collective action. NRTN therefore believes that it has good defenses to Angel's claims. However, if the Angel claim (which came before a Minnesota court in a hearing on February 4, 2000) is successful, Angel could obtain a judgment against NRTN and become entitled to force a sale of NRTN's intellectual property, including the Norton trade name, to obtain payment of its claim. NRTN has filed a response to Angel's claim. Additionally, NRTN asserted that it has claims against NMI Investments and has commenced a third party action against NMI Investments for breach of contract based on NMI Investments wrongful refusal to honor its Bridge Loan commitment and for breach of a Subscription Agreement whereby NMI Investments was to invest $4 million in NRTN. Robert Kilpatrick, Chief Executive Officer of NRTN, was the President of NMI Investments until November 1999.

The eventual outcome of all of the above-described litigation is subject to substantial uncertainty.


Item  2.  Changes in securities: None

See Item 5 for a discussion of unauthorized common stock issued by the Company's former transfer agent.

Item 3.  Defaults on senior securities

The Company did not make the scheduled $18 thousand October 15, 1999 interest payment pursuant to the mortgage on its assembly facility located in Shenstone England. Pursuant to its terms, the $500 thousand mortgage becomes due and payable in the event of a default of interest payment with or without demand by the holder.

The Company has not made the monthly payments of interest provided for in the Bridge Loan facility. Angle Motorcycles, the holder of the Bridge Loan, $695 thousand principle amount, has advised the Company that it is in default under the Bridge Loan agreement. Angle Motorcycles has also advised the Company that it is in default on certain secured advances aggregating $100 thousand held by Angle Motorcycles. These matters are currently the subject of litigation. See
Part II Item 1 Legal Proceeding for a discussion of this matter.

Item 4.  Submission of matters to a vote of security holders: None

Item 5.  Other information

In April 1999 Miles Wynn, the former Chief Executive Officer of the Company, engaged American Securities Transfer Agency (American Securities) to be the Company's common stock transfer agent. American Securities is located in Bainbridge Island, Washington and is owned by John Wachsmith. Shortly after Wynn's resignation, the Company informed American Securities that the Company would be changing to another transfer agent and the Company requested that American Securities provide the Company with a shareholder listing and an accounting for all stock certificates. American Securities has provided the Company with a shareholder listing that indicates that American Securities issued approximately 68 thousand unauthorized common shares. However, American Securities has been unable to provide the Company with an accounting for all stock certificates. Additionally, American Securities has been unable to provide the Company with assurance that the unauthorized common shares issued by American Securities did not exceed the 68 thousand shares previously discussed. The Company has informed the Securities and Exchange Commission about this matter including the inadequate record keeping of American Securities. Also, because of the inadequate recording keeping of American Securities, the replacement transfer agent, Norwest Shareowner Services, has resigned and will not continue to transfer shares. A majority of the NRTN common shares held by the public are handled electronically by the Depository Trust Company and those shares currently transfer and trade without handling by a transfer agent.

Item 6.  Exhibits

Exhibits:  Not applicable.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                Norton Motorcycles, Inc.




Dated February 14, 2000                         By:  /s/ ROBERT KILPATRICK
                                                    ----------------------------
                                                    Robert Kilpatrick
                                                    Chief Executive Officer




Dated February 14, 2000                         By:  /s/   MARK OSTERBERG
                                                     ---------------------------
                                                     Mark Osterberg
                                                     Chief Financial Officer